Form 10QSB
period 2003-03-31
IRVINE PACIFIC CORP
filed 2003-04-28
CIK 1208498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: MARCH 31, 2003

                                OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                Commission file number: 000-50159

                    IRVINE PACIFIC CORPORATION
           ____________________________________________
          (Name of small business issuer in its charter)



           COLORADO                                 84-1424696
  ________________________________       ___________________________________
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or organization)


       3851 SOUTH EAGLE POINT DR., SALT LAKE CITY, UT         84109
       _______________________________________________      __________
          (Address of principal executive offices)         (Zip Code)


           Issuer's Telephone Number:    801-582-7747
                                        ________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports)  Yes  [X ]   No [ ], and (2) has
been subject to such filing requirements for the past 90 days. Yes [ ]  No [X]

As of March 31, 2003, the Registrant had 11,527,546 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS..............................................3

ITEM 2:  PLAN OF OPERATIONS...............................................11

ITEM 3:  CONTROLS AND PROCEDURES..........................................12

                    PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS................................................13

ITEM 2:  CHANGES IN SECURITIES............................................13

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES..................................13

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13

ITEM 5:  OTHER INFORMATION................................................13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K ................................13

SIGNATURES................................................................14

CERTIFICATIONS............................................................15

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth beginning on the next page with respect to our statements of operations for the three month period ended March 31, 2003 and 2002 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

     In this report references to "Irvine," "we," "us," and "our" refer to Irvine Pacific Corporation.

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
                          BALANCE SHEETS
             March 31, 2003 and December 31, 2002
=============================================================================



                                                       Mar 31,      Dec 31,
                                                        2003         2002
                                                   ------------- -------------
ASSETS
CURRENT ASSETS

 Cash                                              $        230  $        230
                                                   ------------- -------------

    Total Current Assets                                    230           230
                                                   ------------- -------------

EQUIPMENT - net of accumulated depreciation               3,214         3,464
                                                   ------------- -------------

                                                   $      3,444  $      3,694
                                                   ============= =============

LIABILITIES AND  STOCKHOLDERS'  DEFICIENCY
CURRENT LIABILITIES

 Notes payable - note 3                            $     51,788  $     51,788
 Accounts payable                                         3,225         1,800
                                                   ------------- -------------

     Total Current Liabilities                           55,013        53,588
                                                   ------------- -------------
STOCKHOLDERS'  DEFICIENCY

  Preferred stock
   20,000,000 shares authorized at $.001
   par value; none outstanding                                -             -
  Common stock
   500,000,000 shares authorized at $0.001
   par value; 11,527,546 shares issued and
   outstanding                                           11,528        11,528
  Capital in excess of par value                        987,971       987,971
  Deficit accumulated during development stage       (1,051,068)   (1,049,393)
                                                   ------------- -------------

     Total  Stockholders' Deficiency                    (51,569)      (49,894)
                                                   ------------- -------------

                                                   $      3,444  $      3,694
                                                   ============= =============



The accompanying notes are an integral part of these financial statements.

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
                     STATEMENT OF OPERATIONS
   For the Three Months  Ended March 31, 2003 and 2002 and the
    Period June 10, 1987 (date of inception) to March 31, 2003
=============================================================================

                                                                 June 10,
                                          Mar 31,      Mar 31,   1987 to
                                           2003         2002     Mar 31, 2003
                                       ------------ ------------ -------------
REVENUES                               $         -  $         -  $          -

EXPENSES                                     1,675            -     1,051,068
                                       ------------ ------------ -------------

NET LOSS                               $    (1,675) $         -  $ (1,051,068)
                                       ============ ============ =============
NET LOSS PER COMMON SHARE
  Basic                                $         -  $         -
  Diluted                              $         -  $         -

AVERAGE OUTSTANDING SHARES  -
 (stated in 1,000's)
    Basic                                    9,880        5,075
    Diluted                                 12,765        7,960








The accompanying notes are an integral part of these financial statements.

                   IRVINE PACIFIC  CORPORATION
                   (Development Stage Company)
                      STATEMENT OF CASH FLOWS
   For the Three Months Ended March 31, 2003 and 2002 and the
    Period June 10, 1987 (date of inception) to March 31, 2003
=============================================================================

                                                                 June 10,
                                          Mar 31,      Mar 31,   1987 to
                                           2003         2002     Mar 31, 2003
                                       ------------ ------------ -------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                              $    (1,675) $         -  $ (1,051,068)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities
   Depreciation                                250            -         1,786
   Change in accounts payable                1,425            -         3,225
   Issuance of common stock for expenses         -            -        55,537
                                       ------------ ------------ -------------

    Net Change in Cash From Operations           -            -      (990,520)
                                       ------------ ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                           -            -        (5,000)
                                       ------------ ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from loans                             -            -        51,788
 Proceeds from sale common stock                 -            -       943,962
                                       ------------ ------------ -------------

                                                 -            -       995,750
                                       ------------ ------------ -------------

 Net Change in Cash                              -            -           230

 Cash at Beginning of Period                   230            -             -
                                       ------------ ------------ -------------

 Cash at End of Period                 $       230  $         -  $        230
                                       ============ ============ =============



The accompanying notes are an integral part of these financial statements.

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
               STATEMENTS OF CASH FLOWS (Continued)
   Period  June 10, 1987 (Date of Inception) to March 31, 2003
==============================================================================

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Issuance of 1,263 shares common stock for
   services and expenses - 1987                                     $     171
Issuance of 782 shares common stock for 4,438,400 shares
   of Enviro-Guard  Corporation - 1992                                     90
Issuance of 34 shares common stock for 705,873 shares
   of White Mining & Manufacturing, Inc.  - 1993                            3
Issuance of 3 shares common stock for payment of
   note payable   - 1993                                               52,875
Issuance of 28 shares common stock for expenses - 1994                      3
Issuance of 18,346 shares common stock for expenses - 1997              2,501
Issuance of 62,542 shares common stock for all stock
   of Weston Hotels & Properties                                            -




The accompanying notes are an integral part of these financial statements.

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
==============================================================================

1. ORGANIZATION

The Company was incorporated under the laws of the state of Colorado on June 10, 1987 with the name of Irvine Pacific Corporation with authorized common stock of 500,000,000 shares at $0.00001 par value and 20,000,000 shares of preferred capital stock with no par value.

Since inception the Company has made several name changes and on February 1, 2001 changed its name to "Irvine Pacific Corporation" as part of a change in its authorized capital stock to 500,000,000 common shares at a par value of $.001 and 20,000,000 preferred shares at a par value of $.001. The terms of the preferred have not been determined by the board of directors.

On August 30, 2002 the Company completed a reverse common stock split of one share for 100 shares of outstanding stock. This report has been prepared showing after stock split shares at $.001 par value from inception.

The Company has been in the development stage since inception and has been engaged in seeking business opportunities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

At March 31, 2003, the Company had a net operating loss available for carry forward of $1,051,067. The tax benefit of approximately $315,320 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2002 through 2024.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
==============================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Financial instruments
---------------------

The carrying amounts of financial instruments, including cash and the accounts payable, are considered by management to be their estimated fair values.
These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES PAYABLE

The Company has six outstanding, non interest bearing, past due, notes payable totaling $51,788. The terms of the notes includes conversion rights, at the option of the note holder, to receive 2,885,000 common shares of the Company at any time before January 1, 2005 as full payment of the notes.

4. COMMON CAPITAL STOCK

During 2002 the Company issued 11,000,000 common shares under a private placement offering to related parties for $20,000.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director has acquired 87% of the outstanding common stock.

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)

6.  GOING CONCERN

The Company does not have sufficient working capital to service its debt and for its planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term loans which will enable the Company to continue operations for the coming year.

                    FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and changes by regulatory agencies.


ITEM 2:  PLAN OF OPERATION

           Our company is now in the development stage and is engaged in seeking business opportunities. As of March 31, 2003, we had nominal assets consisting of equipment valued at $3,214, net of accumulated depreciation, and $230 in cash. We have experienced recurring losses from inception, and we are dependent upon financing to continue operations. Our expenses during the first quarter of 2003 were $1,675 mostly consisting of expenses associated with the filing of our Form 10-SB General Registration Statement with the Securities and Exchange Commission. We did not incur similar expenses during the first quarter of 2002 and, in fact, we incurred no expenses during that period.

    Our liabilities as of March 31, 2003, equaled $55,013 of which $51,788 is comprised of six notes payable. All of the notes are non-interest bearing and include conversion rights at the option of the note holder to receive common stock at a conversion rate per share equal to the "bid" price of our common stock on the date of the conversion. In the event we have no bid price, the principal of each note is convertible into a fixed number of shares (aggregating 2,885,000 common shares if all holders convert). The conversion dates on the notes vary from December 31, 2001 to December 31, 2004; however, note holders whose notes are in default have the right to exercise their
conversion with 30 days written notice to us.   Four of the notes were due and
payable on December 31, 2001 and are past due. The other two notes are payable on December 31, 2003. We believe these notes payable may make seeking business opportunities more difficult especially due to the potential impact of the issuance of the additional shares. We have no commitments for capital expenditures for the next twelve months.

      The $230 available to us at the end of our first quarter of 2003 is not sufficient for our planned activities nor to service our debt which raises substantial doubt as to our ability to continue as a going concern. During the next twelve months we believe that our current cash needs can be met by loans from our sole director/officer and shareholders who have indicated their willingness to provide for ongoing expenses; however, these understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. At this time the exact terms of any loans or advances has not been determined.

      Our primary expenses in the next year will relate to our reporting
obligations under the Exchange Act.   We will incur expenses due to the legal
and accounting services required to prepare periodic reports and the costs of filing these reports with the SEC. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. We likely will rely on loans from related parties to pay these expenses.

      Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. We anticipate using private placements of our common stock to raise capital and will likely rely on exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

     At the date of this filing, management has not made a formal study of the economic potential of any business nor identified any assets or business opportunities for acquisition. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our business. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


ITEM 3: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our Board formalized our disclosure controls and procedures that we use to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 28, 2003, our President evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the President did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved our management who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                   PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        NONE

ITEM 2: CHANGES IN SECURITIES

        NONE

ITEM 3: DEFAULTS ON SENIOR SECURITIES

        NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        NONE

ITEM 5: OTHER INFORMATION

        We became subject to the reporting requirements of the Securities and Exchange Act of 1934 on March 28, 2003, sixty days after the filing of our Form 10-SB General Registration of Securities of Small Business Issuers with the Securities and Exchange Commission.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits


Exhibit Number    Description
--------------    -----------

3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 for Form 10-SB, filed on January 27, 2003)

3.2 Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-SB, filed on January 27, 2003)

10.1 Promissory Notes: Schedule of Notes and Six Outstanding Convertible Notes (incorporated by reference to Exhibit 10.1 to Form 10-SB, filed on January 27, 2003)

99.1           Section 1350 Certification

        (B) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.



      Date 4/28/03                 IRVINE PACIFIC CORPORATION


                                  By: /s/ K. Moeai Jr.
                                      ---------------------------------------
                                      Kanona Moeai, Jr., Director, President
                                      Chief Operating Officer and Chief
                                      Financial and Accounting Officer

            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Kanona Moeai Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Irvine Pacific Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       4/28/03                /s/ K. Moeai Jr.
Date: ______________          ______________________________________________
                              Kanona Moeai, Jr., Principal Executive Officer

            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Kanona Moeai, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Irvine Pacific Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        04/28/03              /s/ K. Moeai, Jr.
Date: ______________          ______________________________________________
                              Kanona Moeai, Jr., Principal Financial Officer