Form 10QSB
period 2003-06-30
IRVINE PACIFIC CORP
filed 2003-07-29
CIK 1208498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: JUNE 30, 2003

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_____________to_____________________


                Commission file number:  000-50159


                       IRVINE PACIFIC CORP.
     ____________________________________________________________________
          (Name of small business issuer in its charter)

                COLORADO                          84-1424696
     ________________________________  __________________________________
    (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     Incorporation or organization)


       3851 SOUTH EAGLE POINT DR., SALT LAKE CITY, UT         84109
     __________________________________________________   _______________
          (Address of principal executive offices)         (Zip Code)


                           801-582-7747
_____________________________________________________________________
                    Issuer's Telephone Number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports)  Yes  [X ]   No [ ], and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

As of June 30, 2003, the Registrant had 11,527,546 shares of common stock issued and outstanding.

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

ITEM 5:  OTHER INFORMATION................................................13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K ................................13

SIGNATURES................................................................14

CERTIFICATIONS............................................................15

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth beginning on the next page with respect to our statements of operations for six month period ended June 30, 2003 and 2002 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

     In this report references to "Irvine," "we," "us," and "our" refer to Irvine Pacific Corporation.

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
                          BALANCE SHEETS
               June 30, 2003 and December 31, 2002

==============================================================================


                                                       Jun 30,      Dec 31,
                                                        2003         2002
                                                   ------------- -------------
ASSETS
CURRENT ASSETS

   Cash                                            $        230  $        230
                                                   ------------- -------------
     Total Current Assets                                   230           230
                                                   ------------- -------------

EQUIPMENT - net of accumulated depreciation               2,964         3,464
                                                   ------------- -------------

                                                   $      3,194  $      3,694
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

   Notes payable - note 3                          $     51,788  $     51,788
   Accounts payable                                       3,764         1,800
                                                   ------------- -------------
     Total Current Liabilities                           55,552        53,588
                                                   ------------- -------------

STOCKHOLDERS' DEFICIENCY

   Preferred stock
     20,000,000 shares authorized at $.001
     par value; none outstanding                              -             -
   Common stock
     500,000,000 shares authorized at $0.001
     par value; 11,527,546 shares issued
     and outstanding                                     11,528        11,528
   Capital in excess of par value                       987,971       987,971
   Deficit accumulated during development stage      (1,051,857)   (1,049,393)
                                                   ------------- -------------

     Total Stockholders' Deficiency                     (52,358)      (49,894)
                                                   ------------- -------------

                                                   $      3,194  $      3,694
                                                   ============= =============



The accompanying notes are an integral part of these financial statements.

                      IRVINE  PACIFIC  CORPORATION
                      (Development Stage Company)
                        STATEMENT OF OPERATIONS
      For the Three and Six Months Ended June 30, 2003 and 2002
   and the Period June 10, 1987 (date of inception) to June 30, 2003

==============================================================================================

                                                                                    June 10,
                                   Three Months               Six Months            1987 to
                                Jun 30,     Jun 30,       Jun 30,      Jun 30,      Jun 30,
                                 2003         2002         2003         2002         2003
                             ------------ ------------ ------------ ------------ ------------
REVENUES                     $         -  $         -  $         -  $         -  $         -

EXPENSES                             789          250        2,464          250    1,051,857
                             ------------ ------------ ------------ ------------ ------------

NET LOSS                     $      (789) $      (250) $    (2,464) $      (250) $(1,051,857)
                             ============ ============ ============ ============ ============

NET LOSS PER COMMON SHARE
    Basic                    $         -  $         -  $         -  $         -
    Diluted                  $         -  $         -  $         -  $         -

AVERAGE OUTSTANDING SHARES  - (stated in 1,000's)

    Basic                          9,880        5,075        9,880        5,075
    Diluted                       12,765        7,960       12,765        7,960
























The accompanying notes are an integral part of these financial statements.


                                   5





                      IRVINE  PACIFIC  CORPORATION
                      (Development Stage Company)
                        STATEMENT OF CASH FLOWS
       For the Six Months Ended June 30, 2003 and 2002 and the
       Period June 10, 1987 (date of inception) to June 30, 2003

==============================================================================================

                                                                               June 10, 1987
                                                                                     to
                                                      Jun 30,        Jun 30,       Jun 30,
                                                       2003           2002          2003
                                                  -------------- ------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                         $      (2,464) $       (250) $  (1,051,857)

  Adjustments to reconcile net loss to net cash provided by operating activities

     Depreciation                                           500           250          2,036
     Change in accounts payable                           1,964             -          3,764
     Issuance of common stock for expenses                    -             -         55,537
                                                  -------------- ------------- --------------

        Net Change in Cash From Operations                    -             -       (990,520)
                                                  -------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                                        -             -         (5,000)
                                                  -------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from loans                                          -             -         51,788
 Proceeds from sale common stock                              -             -        943,962
                                                  -------------- ------------- --------------
                                                              -             -        995,750
                                                  -------------- ------------- --------------

 Net Change in Cash                                           -             -            230

 Cash at Beginning of Period                                230             -              -
                                                  -------------- ------------- --------------

 Cash at End of Period                            $         230  $          -  $         230
                                                  ============== ============= ==============








The accompanying notes are an integral part of these financial statements.



                                   6

                       IRVINE  PACIFIC  CORPORATION
                       (Development Stage Company)
                   STATEMENTS OF CASH FLOWS (Continued)
       Period  June 10, 1987 (Date of Inception) to June 30, 2003

==============================================================================


SCHEDULE OF NONCASH OPERATING ACTIVITIES

  Issuance of 1,263 shares common stock for
    services and expenses - 1987                                 $     171
                                                                 ----------
  Issuance of 782 shares common stock for 4,438,400
    shares of Enviro-Guard  Corporation - 1992                          90
                                                                 ----------
  Issuance of 34 shares common stock for 705,873 shares
    of White Mining & Manufacturing, Inc.  - 1993                        3
                                                                 ----------
  Issuance of 3 shares common stock for
    payment of note payable   - 1993                                52,875
                                                                 ----------
  Issuance of 28 shares common stock for expenses - 1994                 3
                                                                 ----------
  Issuance of 18,346 shares common stock for expenses - 1997         2,501
                                                                 ----------
  Issuance of 62,542 shares common stock for all
    stock of Weston Hotels & Properties                                  -
                                                                 ----------













The accompanying notes are an integral part of these financial statements.

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2003

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

Income Taxes
------------

At June 30, 2003, the Company had a net operating loss available for carry forward of $1,051,857. The tax benefit of approximately $315,557 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2002 through 2024.

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

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                          June 30, 2003

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

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

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

                   IRVINE  PACIFIC  CORPORATION
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                          June 30, 2003



6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term loans which will enable the Company to continue operations for the coming year.

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


ITEM 2:  PLAN OF OPERATION

           Our company is now in the development stage and is engaged in seeking business opportunities. As of June 30, 2003, we had nominal assets consisting of equipment valued at $2,964 net of accumulated depreciation, and $230 in cash. We have experienced recurring losses from inception, and we are dependent upon financing to continue operations. Our expenses during the second quarter of 2003 were $789 mostly consisting of expenses associated with legal and accounting related to compliance with our reporting obligations under the 1934 Act. We did not incur similar expenses during the second quarter of 2002 and, in fact, we incurred no expenses during that period. During our 6 month period ended June 30, 2003, we show expenses of $2,464 which occurred mostly during the first quarter and were associated with the filing of our General Registration Statement on Form 10-SB; we had no similar expenses during the comparative 2002 period.

    Our liabilities as of June 30, 2003, equaled $55,552 of which $51,788 is comprised of six notes payable. All of the notes are non-interest bearing and include conversion rights at the option of the note holder to receive common stock at a conversion rate per share equal to the "bid" price of our common stock on the date of the conversion. In the event we have no bid price, the principal of each note is convertible into a fixed number of shares (aggregating 2,885,000 common shares if all holders convert). The conversion dates on the notes vary from December 31, 2001 to December 31, 2004; however, note holders whose notes are in default have the right to exercise their
conversion with 30 days written notice to us.   Four of the notes were due and
payable on December 31, 2001 and are past due. The other two notes are payable on December 31, 2003. We believe these notes payable may make seeking business opportunities more difficult especially due to the potential impact of the issuance of the additional shares. Our accounts payable increased to $3,764 increased during our second quarter as a result of a cash advance from our sole officer director. We have no commitments for capital expenditures for the next twelve months.

      The $230 available to us at the end of our second quarter of 2003 is not sufficient for our planned activities nor to service our debt which raises substantial doubt as to our ability to continue as a going concern. During the next twelve months we believe that our current cash needs can be met by additional loans and/or advances from our sole director/officer and shareholders who have indicated their willingness to provide for ongoing expenses; however, these understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. At this time the exact terms of any loans or advances has not been determined.

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


ITEM 3: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our Board formalized our disclosure controls and procedures that we use to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On June 27, 2003, our President evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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

        NONE

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



      Date 7/23/03                 IRVINE PACIFIC CORPORATION


                                  By: /s/ K. Moeai
                                      ---------------------------------------
                                      Kanona Moeai, Jr., Director, President
                                      Chief Operating Officer and Chief
                                      Financial and Accounting Officer

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


       7/23/03                /s/ K. Moeai
Date: ______________          ______________________________________________
                              Kanona Moeai, Jr., Principal Executive Officer

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

        07/23/03              /s/ K. Moeai
Date: ______________          ______________________________________________
                              Kanona Moeai, Jr., Principal Financial Officer