Form 10QSB/A
period 2003-06-30
IRVINE PACIFIC CORP
filed 2003-08-12
CIK 1208498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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

    This Form 10QSB has been amended to comply with Securities and Exchange Commission recently adopted final rules on "Management Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports." Verbiage has been amended under Item 103 and in the certifications which now appear as Exhibits 31 and 32.

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


ITEM 3: CONTROLS AND PROCEDURES

     Our President, who is our Chief Executive Officer and acts in the capacity of our Chief Financial Officer, caused disclosure controls and procedures to be designed and established to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design and operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

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

        NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits


Exhibit Number    Description
--------------    -----------

3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 for Form 10-SB, filed on January 27, 2003)

3.2 Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-SB, filed on January 27, 2003)

10.1 Promissory Notes: Schedule of Notes and Six Outstanding Convertible Notes (incorporated by reference to Exhibit 10.1 to Form 10-SB, filed on January 27, 2003)

31.1           Section 302 Chief Executive Officer Certification

31.2           Section 302 Chief Financial Officer Certification

32.1           Section 1350 Certification of Chief Executive and Financial
               Officer

        (B) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.



      Date 8/12/03                 IRVINE PACIFIC CORPORATION


                                  By: /s/ K. Moeai
                                      ---------------------------------------
                                      Kanona Moeai, Jr., Director, President,
                                      Chief Executive Officer and Chief
                                      Financial and Accounting Officer