Form 10QSB
period 2003-09-30
IRVINE PACIFIC CORP
filed 2003-11-14
CIK 1208498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: SEPTEMBER 30, 2003

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_____________to_____________________

                Commission file number:  000-50159

                    IRVINE PACIFIC CORPORATION
____________________________________________________________________
          (Name of small business issuer in its charter)

                COLORADO                          84-1424696
     ________________________________  __________________________________
    (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     Incorporation or organization)


             1721 21st STREET, SANTA MONICA, CA 90404
        __________________________________________________
             (Address of principal executive offices)


                          (310) 453-4499
____________________________________________________________________
                    Issuer's Telephone Number


      3851 South Eagle Point Drive, Salt Lake City, UT 84109
______________________________________________________________________
          (Former address, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2003, the Registrant had 58,631,590 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS................................................3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........15

ITEM 3:  CONTROLS AND PROCEDURES ...........................................26

                    PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS..................................................27

ITEM 2:  CHANGES IN SECURITIES..............................................27

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES ...................................28

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............28

ITEM 5:  OTHER INFORMATION .................................................28

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K ..................................28

SIGNATURES..................................................................29

CERTIFICATIONS..............................................................30

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    IRVINE PACIFIC CORPORATION
                    CONSOLIDATED BALANCE SHEET
                        September 30, 2003
=============================================================================

                                                               Sep 30,
                                                                2003
                                                           ------------
ASSETS                                                      (unaudited)

CURRENT ASSETS
   Cash                                                    $   266,541
                                                           ------------
     Total current assets                                      266,541
                                                           ------------

PROPERTY AND EQUIPMENT, NET                                     53,802

OTHER ASSETS                                                     7,500
                                                           ------------
     Total Assets                                          $   327,843
                                                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                   $    76,241
   Due to affiliate                                             20,246
   Notes payable, related parties                                7,500
                                                           ------------
     Total current liabilities                                 103,987
                                                           ------------

SHAREHOLDERS' EQUITY

   Preferred stock, $0.001 par value, authorized
     20,000,000 shares; none outstanding                             -
   Common stock, $0.001 par value, authorized
     500,000,000 shares; 55,885,436 issued and
     outstanding                                                55,886
   Subscription receivable                                    (884,964)
   Common stock committed, 737,490 shares                      886,653
   Capital in excess of par value                            2,523,872
   Accumulated deficit                                      (2,357,591)
                                                           ------------

     Total shareholders' equity                                223,856
                                                           ------------

       Total liabilities and shareholders' equity          $   327,843
                                                           ============

The accompanying notes are an integral part of these financial statements.

                    IRVINE PACIFIC CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 2003 and 2002
                           (unaudited)
==============================================================================

                               Three Months Ended        Nine Months Ended
                               Sep 30,     Sep 30,       Sep 30,     Sep 30
                                2003         2002         2003         2002
                           ------------ ------------ ------------ ------------

Net sales                  $   118,500  $         -  $   156,000  $         -

Cost of sales                  145,558            -      177,969            -
                           ------------ ------------ ------------ ------------
Gross loss                     (27,058)           -      (21,969)           -

Operating expenses             916,048            -    1,483,927            -

Write-off of
 receivable due from
 affiliate                           -            -      850,173            -
                           ------------ ------------ ------------ ------------
Loss from operations          (943,106)           -   (2,356,069)           -

Interest expense                   211            -          722            -
                           ------------ ------------ ------------ ------------
Loss before provision
  for income taxes            (943,317)           -   (2,356,791)           -

Provision for income taxes           -            -          800            -
                           ------------ ------------ ------------ ------------
  Net Loss                 $  (943,317) $         -  $(2,357,591) $         -
                           ============ ============ ============ ============

NET LOSS PER COMMON SHARE
    Basic and diluted      $     (0.02) $         -  $     (0.05) $         -

WEIGHTED AVERAGE COMMON
OUTSTANDING SHARES
    Basic and diluted       55,905,748            -   55,905,748            -






The accompanying notes are an integral part of these financial statements.

                    IRVINE PACIFIC CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Months Ended September 30, 2003 and 2002
                           (unaudited)
==============================================================================

                                                    Sep 30,        Sep 30,
                                                     2003           2002
                                                  ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                         $(2,357,591) $         -

 Adjustments to reconcile net loss to net cash used in operating activities

    Depreciation                                       17,394            -
    Write-off of receivable
      due from affiliate                              850,173            -
    Non-cash stock compensation charge                 37,500            -
    Increase in accounts payable, accrued
      expenses and due to affiliate                    96,487            -
    Increase in other assets                           (7,500)           -
                                                  ------------ ------------

        Net cash used in operating activities      (1,363,537)           -
                                                  ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                                (71,196)           -
                                                  ------------ ------------
        Net cash used in investing activities         (71,196)           -

CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on notes payable - related parties         (325,000)           -
 Due from affiliate                                  (460,173)           -
 Proceeds from notes payable - related parties          7,500            -
 Offering costs                                       (89,999)           -
 Proceeds from issuance of common stock             2,568,946            -
                                                  ------------ ------------
        Net cash provided by financing activities   1,701,274            -
                                                  ------------ ------------

 Net Change in Cash                                   266,541            -

 Cash, beginning of Period                                  -            -
                                                  ------------ ------------

 Cash, end of Period                              $   266,541  $         -
                                                  ============ ============
Supplemental disclosures of cash flow information

   Income taxes paid                              $       800  $         -
                                                  ============ ============

The accompanying notes are an integral part of these financial statements.

                    IRVINE PACIFIC CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2003
==============================================================================
1.  ORGANIZATION

General

Irvine Pacific Corporation (the "Company") was incorporated under the laws of the state of Colorado on June 10, 1987. The Company had been in the development stage since inception and had been engaged in seeking business opportunities.

On August 18, 2003, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement"), by and among the Company, IPC Merger Sub, Inc., a California corporation and wholly owned subsidiary of the Company ("Merger Sub"), Kanona Moeai, Jr. and Hollywood Previews, Inc., a California corporation ("HPI"). Pursuant to the Merger Agreement, on August 29, 2003 (the "Closing Date"), Merger Sub merged with and into HPI with HPI as the surviving company (the "Acquisition"). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 of the Company's common stock representing 96.18% of the issued and outstanding common stock of the Company (after giving effect to the conversion of all notes of the Registrant outstanding immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction has been recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company.

Immediately prior to the Acquisition, the Company had only nominal assets and liabilities and no current business operations. Therefore, no pro forma information is presented. As a result of the Acquisition, the Registrant will continue the business operations of HPI.

HPI was incorporated on July 22, 2002 in the state of California and is a publisher of interactive, digital, multi-media publications on CD-ROM and DVD. HPI distributes an entertainment magazine on CD-ROM and DVD that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. The magazine is also distributed through major Sunday newspapers. It is also targeted to specific households and handed out at movie theater box offices on a national basis.

Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale to advertisers and content providers of the Company's proprietary Usage Report that monitors the use of the disk by its audience.

On April 5, 2003, the following occurred:
.. An affiliated company of HPI, I-Publishing, Inc. ("I-Publishing") licensed to HPI the exclusive rights to use I-Publishing's intellectual property. I-Publishing is to receive annual royalties for each CD distributed.
.. HPI purchased property and equipment from I-Publishing that I-Publishing had purchased from a shareholder/officer. The transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of I-Publishing.

The consolidated financial statements of Irvine Pacific Corporation as of September 30, 2003 include the accounts of the Company, its wholly owned subsidiary HPI, and HPI's majority-owned subsidiary Las Vegas Previews LLC. Las Vegas Previews LLC had no operations for the three and nine months ended September 30, 2003.

Combined Financial Statements

HPI is a member of an affiliated group (the "affiliated group"), which includes I-Publishing, MOD Studios, Inc. ("MOD Studios"), and The Modern Company, LLC ("The Modern Company"). If the financial statements were presented on a combined basis with the affiliated group, the unaudited, pro forma impact on the financial condition and results of operations of HPI for the nine months ended September 30, 2003 would be as follows:

                                       Affiliated   Combining    Combined
                         As Reported   Group        Entries      Basis
                         ------------- ------------ ------------ ------------
                         (unaudited)   (unaudited)  (unaudited)  (unaudited)
Balance sheet
  Current assets         $    266,541  $    87,724  $         -  $   354,265
  Property and equipment       53,802       71,196      (71,196)      53,802
  Due from affiliate                -       25,050      (25,050)           -
  Other assets                  7,500        1,000            -        8,500
                         ------------- ------------ ------------ ------------
Total assets             $    327,843  $   184,970  $   (96,246) $   416,567
                         ============= ============ ============ ============
Current liabilities
  Accounts payable and
   accrued expenses      $     76,241  $   160,498  $         -  $   236,739
  Due to affiliate             20,246       76,000      (96,246)           -
  Notes payable                     -            -            -            -
  Current portion of
   notes payable -
   related parties              7,500            -            -        7,500
                         ------------- ------------ ------------ ------------

Total current liabilities     103,987      236,498      (96,246)     244,239

  Notes payable - related
   parties, net of current
   portion                          -       44,760            -       44,760
                         ------------- ------------ ------------ ------------

Total liabilities             103,987      281,258      (96,246)     288,999

  Shareholders' and
   members' equity
   (deficit)                  223,856      (96,288)           -      127,568
                         ------------- ------------ ------------ ------------
Total liabilities and
  shareholders' and
  members' equity        $    327,843  $   184,970  $   (96,246) $   416,567
                         ============= ============ ============ ============

                                       Affiliated   Combining    Combined
                         As Reported   Group        Entries      Basis
                         ------------- ------------ ------------ ------------
                         (unaudited)   (unaudited)  (unaudited)  (unaudited)
Results of operations
  Net sales              $    156,000  $   533,983  $  (176,331) $   513,652
  Expenses                  2,512,069     (407,444)     176,331    1,928,294
                         ------------- ------------ ------------ ------------
  Income (loss) from
   operations              (2,356,069)     941,427            -   (1,414,642)
  Other expense                   722       69,157            -       69,879
                         ------------- ------------ ------------ ------------

 Loss before provision
   for income taxes        (2,356,791)     872,270            -   (1,484,521)
  Provision for income
   taxes                          800        1,600            -        2,400
                         ------------- ------------ ------------ ------------

    Net loss             $ (2,357,591) $   870,670  $         -  $(1,486,921)
                         ============= ============ ============ ============

The unaudited, pro forma impact on the financial condition and results of operations of HPI for the nine months ended September 30, 2002 would be as follows:

                                       Affiliated   Combining    Combined
                         As Reported   Group        Entries      Basis
                         ------------- ------------ ------------ ------------
                         (unaudited)   (unaudited)  (unaudited)  (unaudited)
Balance sheet
  Current assets         $          -  $   158,947  $         -  $   158,947
  Property and equipment            -       79,893            -       79,893
  Other assets                      -          700                       700
                         ------------- ------------ ------------ ------------
Total assets             $          -  $   239,540  $            $   239,540
                         ============= ============ ============ ============
Current liabilities
  Book overdraft         $          -  $     2,990  $         -  $     2,990
  Accounts payable                  -      174,818            -      174,818
  Deferred revenue                  -    1,600,000            -    1,600,000
  Notes payable                     -      168,174            -      168,174
  Current portion of
    notes payable
    related parties                 -      289,226            -      289,226
                         ------------- ------------ ------------ ------------

Total current liabilities           -    2,235,208            -    2,235,208

  Notes payable - related
   parties, net of current
   portion                          -       50,000            -       50,000
                         ------------- ------------ ------------ ------------

Total liabilities                   -    2,285,208            -    2,285,208

  Shareholders' and
   members' equity
  (deficit)                         -   (2,045,668)           -   (2,045,668)
                         ------------- ------------ ------------ ------------
Total liabilities and
  shareholders' and
  members' equity        $          -  $   239,540  $         -  $   239,540
                         ============= ============ ============ ============

                                       Affiliated   Combining    Combined
                         As Reported   Group        Entries      Basis
                         ------------- ------------ ------------ ------------
                         (unaudited)   (unaudited)  (unaudited)  (unaudited)
Results of operations
  Net sales              $          -  $ 1,168,390  $         -  $ 1,168,390
  Expenses                          -    1,153,169            -    1,153,169
                         ------------- ------------ ------------ ------------

  Operating income                  -       15,221            -       15,221
  Interest expense                  -       35,122            -       35,122
                         ------------- ------------ ------------ ------------
  Loss before provision
   for income taxes                 -      (19,901)           -      (19,901)
  Provision for income
   taxes                            -          800            -          800
                         ------------- ------------ ------------ ------------

    Net loss             $          -  $   (20,701) $         -  $   (20,701)
                         ============= ============ ============ ============

The unaudited, pro forma impact on the results of operations of HPI for the three months ended September 30, 2003 would be as follows:

                                       Affiliated   Combining    Combined
                         As Reported   Group        Entries      Basis
                         ------------- ------------ ------------ ------------
                         (unaudited)   (unaudited)  (unaudited)  (unaudited)
Results of operations
  Net sales              $    118,500  $   247,858  $  (176,331) $   190,027
  Expenses                  1,061,606     (293,529)     176,331      591,746
                         ------------- ------------ ------------ ------------
  Income (loss) from
   operations                (943,106)     541,387            -     (401,719)
  Other expense                   211        6,456            -        6,667
                         ------------- ------------ ------------ ------------
  Loss before provision
   for income taxes          (943,317)     534,931            -     (408,386)
  Provision for income
   taxes                            -            -            -            -
                         ------------- ------------ ------------ ------------

    Net loss             $   (943,317) $   534,931  $         -  $  (408,386)
                         ============= ============ ============ ============

The unaudited, pro forma impact on the results of operations of HPI for the three months ended September 30, 2002 would be as follows:

                                       Affiliated   Combining    Combined
                         As Reported   Group        Entries      Basis
                         ------------- ------------ ------------ ------------
                         (unaudited)   (unaudited)  (unaudited)  (unaudited)
Results of operations
  Net sales              $          -  $   946,238  $         - $    946,238
  Expenses                          -      163,327      (50,452)     213,779
                         ------------- ------------ ------------ ------------
  Income (loss) from
   operations                       -      782,911            -      732,459
  Other expense                     -       12,405            -       12,405
                         ------------- ------------ ------------ ------------
  Loss before provision
   for income taxes                 -      770,506            -      720,054
  Provision for income
   taxes                            -            -            -            -
                         ------------- ------------ ------------ ------------

    Net income           $          -  $   770,506  $         -  $   720,054
                         ============= ============ ============ ============

2.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company to date has not had significant operations and is highly dependent on equity and debt financing. These factors raise substantial doubt about its ability to continue as a going concern.

Additional financing will be required in order for the Company to continue in existence. Management believes it will be able to obtain such financing from new investors through sales of equity through a private placement memorandum. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The consolidated financial information as of September 30, 2003, and for the three and nine months then ended, is unaudited and reflects all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2003, or for any future period.

Basis of Presentation

The consolidated financial statements of Irvine Pacific Corporation include the accounts of the Company, its wholly owned subsidiary HPI, and HPI's majority owned subsidiary Las Vegas Previews LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized when the product, usually either a CD-ROM or DVD, is shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 101, are satisfied:
.. Persuasive evidence of an arrangement exists, .. Delivery has occurred or services have been rendered, .. The seller's price to the buyer is fixed or determinable, and .. Collectibility is reasonably assured.

Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.

Accounts Receivable

The Company sells its products throughout the United States. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

Earnings (Loss) per Common Share

The Company has adopted Statement of Financial Accounting Standards(SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares if all dilutive potential common shares had been outstanding.

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for all periods presented because the effect would have been anti-dilutive:

                                                September 30,
                                              2003        2002
                                             ------       -----
Warrants issued in conjunction with
a private placement/consultants               333,289        0


Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of five years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.


Impairment of Long-Lived Assets

The Company reviews its assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated losses are included in the statements of operations as a component of cost of sales.


Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, and accounts payable and accrued expenses. The book values of all financial instruments are representative of their fair values.

Income Taxes

The Company utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations and Uncertainties

Total net sales earned from two customers constituted 63% and 24% respectively, of total net sales for the nine months ended September 30, 2003. Sales to one customer accounted for 83% of total net sales for the three months ended September 30, 2003.

The Company had no receivables outstanding from customers at September 30, 2003 and 2002.


4.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003 consisted of the following:

Fixtures                            $     9,582
Equipment                               164,361
                                    ------------
                                        173,943
Less accumulated depreciation           120,141
                                    ------------
   Total                            $    53,802
                                    ============

5.  LINE OF CREDIT

The Company maintains a line of credit with a financial institution, which enables it to borrow up to $30,000. The line of credit is collateralized by all of the Company's accounts receivable, of which the Company may borrow up to 75% of the accepted accounts receivable balance. At December 31, 2002 and September 30, 2003, the line of credit was unused.


6.  NOTES PAYABLE

Notes payable at September 30, 2003 consisted of the following:

Unsecured note payable to officer, bearing interest
 at 10% per annum, due on demand.                          $     7,500
                                                           ============

7.   COMMITMENTS

The Company leases its office facilities on a month-to-month basis. Rent expense amounted to $9,750 and $16,250 for the three and nine months ended September 30, 2003, respectively.


8.   SHAREHOLDERS' EQUITY

Common Stock

During the nine months ended September 30, 2003, the Company issued the following shares of common stock:

Hollywood Previews, Inc. issued a total of 50,739,427 shares on a pre-merger basis as follows:

Issued a total of 42,399,427 to founders
Issued a total of 2,640,000 shares to investors in exchange for $2,418,946 in cash.
Issued a total of 2,500,000 shares to a third party who later became the Company's placement agent in satisfaction of $50,000 of interest payable Issued a total of 2,500,000 shares to the placement agent designee in exchange for $15,000 in cash
Issued 500,000 shares to the placement agent designee as an incentive bonus Issued 200,000 shares to a creditor in satisfaction of $150,000 notes payable

As part of the merger, the above shares of Hollywood Previews, Inc. were converted to 55,179,581 shares of Irvine Pacific Corporation common shares.

Subsequent to the merger, a total of 1,689,500 shares were issued for the conversion of a note in the amount of $29,988 per the merger agreement.

Subsequent to the merger, and during the period ended September 30, 2003, the Company issued an aggregate of 178,309 shares of common stock to accredited investors through a private placement for $203,971 in cash.


Common Stock Subscription

During the three months ended September 30, 2003, the Company received subscriptions for 737,490 shares of common stock from investors through a private placement and recorded subscription receivables of $884,964.


9.  WARRANTS

As of September 30, 2003, the Company has agreed to issue, but has not yet issued, warrants to purchase 83,289 shares of the Company's common stock earned as commissions totaling $14,625 to the placement agent for subscriptions obtained in private placements. The Company has also agreed to issue, but has not yet issued warrants to purchase 250,000 shares to a consultant for services totaling $37,500. The Company intends to issue these warrants at exercise prices between $1.00 - $1.20 per share, with terms expiring in three years.


10.  RELATED PARTY TRANSACTIONS

Due from Affiliate

At June 30, 2003, management recorded a receivable write-off of $850,173 from MOD Studios since the financial condition of the affiliate made collection doubtful.

Licensing Agreement

I-Publishing licensed to the Company the exclusive rights to use its intellectual property. The Company is to pay I-Publishing royalties of $0.05 per CD-ROM or DVD sold with the "Hollywood Previews Entertainment Magazine" trademark or name and $0.02 per CD-ROM or DVD sold for any other publication. The royalties are subject to inflationary increases every two years. The license term is for 99 years beginning April 4, 2003.

Executive Compensation paid to Affiliate

In lieu of salary to three executive officers for the three-month period ended September 30, 2003, the Company paid I-Publishing the amount of $129,750 and recorded these payments as management compensation expense.

Repayment of Note to Affiliate

On September 6, 2003, the Company repaid in full a note payable to I-Publishing in the amount of $76,000.


11.  SUBSEQUENT EVENTS

Common Stock

Subsequent to September 30, 2003, the Company issued 1,056,654 shares of common stock to investors from subscription receivables totaling $1,102,970.

Common Stock Subscription

Subsequent to September 30, 2003, the Company completed the following:

.. received subscriptions for 1,512,496 shares of common stock to investors in a private placement and recorded a subscription receivable of $1,640,006.

.. committed to issue 50,000 warrants to a consultant for services totaling
  $8,000 at an exercise price of $1.00 and term expiring in three years.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Forward-looking statements in this Form 10-QSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

On August 18, 2003, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement"), by and among the Company, IPC Merger Sub, Inc., a California corporation and wholly owned subsidiary of the Company ("Merger Sub"), Kanona Moeai, Jr. and Hollywood Previews, Inc., a California corporation ("HPI"). Pursuant to the Merger Agreement, on August 29, 2003 (the "Closing Date"), Merger Sub merged with and into HPI with HPI as the surviving company (the "Acquisition"). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 of the Company's common stock representing 96.18% of the issued and outstanding common stock of the Company (after giving effect to the conversion of all notes of the Registrant outstanding immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction has been recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company.

Immediately prior to the Acquisition, the Company had only nominal assets and liabilities and no current business operations. As a result of the Acquisition, the Company has continued the business operations of HPI.

On April 5, 2003, the following occurred:
.. An affiliated company of HPI, I-Publishing, Inc. ("I-Publishing") licensed to HPI the exclusive rights to use I-Publishing's intellectual property. I-Publishing is to receive annual royalties for each CD distributed.
.. HPI purchased property and equipment from I-Publishing that I-Publishing had purchased from a shareholder/officer. The transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of I-Publishing.

As a result of the acquisition, the Company is a now a publisher of interactive, digital, multi-media publications on CD-ROM and DVD-ROM. The Company distributes Hollywood Previews(TM) Entertainment Magazine, an interactive digital magazine on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment Magazine is used primarily to showcase the Company's proprietary digital publishing system capabilities. In addition, the Company markets and produces a variety of special edition digital publications and custom promotional discs to various corporate clients. The Company's publications are distributed through major Sunday newspapers, inserted in magazines and periodicals; at movie theater box offices, and handed-out directly to consumers.

The majority of revenues to date have been generated from the sale of custom publications and special edition disks. The Company continues to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment Magazine. The Company intends to begin sale efforts of the Company's proprietary Usage Report that monitors the navigation and use of the disk by its audience.

PLAN OF OPERATION

For the three and nine months ended September 30, 2003, the Company's plan of operation has focused on four primary objectives:

.. Raising capital through two private offerings;
.. Identifying a reverse-merger candidate, and completing the reverse-merger and reorganization;
.. Continued development and publication of Hollywood Previews(TM)
  Entertainment Magazine; and
.. The identification and development of specialty and custom disc customers, industries and content.

The Company continues to publish its showcase publication Hollywood Previews(TM) Entertainment Magazine. During the three-month period ended September 30, 2003, the Company produced and distributed 51,000 copies of Hollywood Previews(TM) Entertainment Magazine, primarily in the Los Angeles, CA market. In addition, the Company produced and distributed 50,000 copies of special edition or custom disc publications, and licensed the production and distribution of 2,000,000 additional discs.

The Company intends to continue publishing Hollywood Previews(TM) Entertainment Magazine, and will continue to use this publication as a showcase for its proprietary digital publishing system. The Company has elected to reduce its fourth quarter 2003 publishing schedule of Hollywood Previews(TM) Entertainment Magazine from 2,000,000 copies to 250,000 copies to limit shortfall losses attributable to lack of committed sponsorships and advertising revenues. Although the Company continues to receive positive responses about its publishing system and publications from potential clientele, the Company's ability to procure committed national sponsors and advertisers continues to fall short of Company expectations. As advertising and promotional budgets for most national sponsors have been pre-committed for up to three-to-four future quarters, and as the Company only began escalated sales efforts for Hollywood Previews(TM) Entertainment Magazine beginning in August, 2003, the Company has not yet been able to achieve profitability on the publication of this product.

Therefore, a major portion of the Company's time and resources has been diverted to the development of special edition and custom publications for a variety of industries and corporate clientele. The Company foresees that the custom disc market will eventually constitute the majority of future Company sales and revenues. The Company has identified and has developed new products specifically targeted to these new markets, industries and sectors. The Company intends to use a large portion of its capital on an ongoing basis to develop these targeted markets. The Company will continue to publish Hollywood Previews(TM) Entertainment Magazine, but may elect to reduce future distribution on issues where there will be revenue shortfalls.

The Company has and will continue to form a variety of subsidiary operating companies for the development of each of their targeted markets. The Company intends to raise additional capital in each of these subsidiary companies through the sale of equity securities therein. The Company believes that it is in a stronger position to raise capital for the development of these targeted markets by seeking industry-specific investors that may have strategic investment interests.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs, bad debts, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition- Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized when the product, usually either a CD-ROM or DVD, is shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 101, are satisfied:

.. Persuasive evidence of an arrangement exists.
.. Delivery has occurred or services have been rendered.
.. The seller's price to the buyer is fixed or determinable.
.. Collectibility is reasonably assured.

Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.

Valuation Allowance- We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale to advertisers and content providers of the Company's proprietary Usage Report that monitors the use of the disk by its audience.

The consolidated financial statements of Irvine Pacific Corporation as of September 30, 2003 include the accounts of the Company, its wholly owned subsidiary HPI, and HPI's majority owned subsidiary Las Vegas Previews LLC. Las Vegas Previews LLC had no operations for the three and nine months ended September 30, 2003.

On a combined basis, the Company and the Predecessor Companies have incurred operating losses since inception due to the expenses involved with production, fundraising and for general and administrative expenses. Significant expenditures at the corporate level continue. These outlays include production and distribution costs, fundraising expenses, marketing expenses, growth initiatives, legal, accounting and other professional fees.

The following discussion is based on a comparison of the Company's operations for the three and nine months ended September 30, 2003 to the combined pro forma financial statements of the Company and the predecessor companies for the three and nine months ended September 30, 2002:

Sales

Net sales on a combined basis declined to $513,652 from $1,168,390 for the nine months ended September 30, 2003 and 2002, respectively.

Net sales on a combined basis declined to $190,027 from $946,238 for the three months ended September 30, 2003 and 2002, respectively.

The decrease in sales was due to mainly to a large single, non-recurring sale made during third quarter 2002. In addition, due to efforts expended in raising capital, the Company delayed its sales activities. These delays resulted in limited advertising and sponsorship revenues for Hollywood Previews Entertainment Magazine. Therefore, the Company reduced the circulation of Hollywood Previews Entertainment Magazine. Also, the Company shifted emphasis of its sales efforts towards special edition and custom disc production, which have a longer sales cycle.

Cost of Sales

Combined cost of sales declined from $387,075 to $722,387 for the nine months ended September 30, 2003 and 2002, respectively. Gross profit was $126,577 (or 25%) and $396,003 (or 33%) for the nine months ended September 30, 2003 and 2002, respectively for an overall decline of 8%.

Combined cost of sales increased to $177,889 from $66,404 for the three months ended September 30, 2003 and 2002, respectively. Gross profit declined to $12,138 from $879,834 for the three months ended September 30, 2003 and 2002, respectively.

The decline in cost of sales and increase in gross loss is attributable to a variety of circumstances including a one-time, non-recurring sale made during the third quarter 2002. In addition, declines are also attributable to the Company's policy of not operating on fixed margins. In an ongoing effort to establish market share, pricing for various Company products and services will vary. The Company foresees the need to continue its policy of cost variation in order to achieve significant market penetration and brand recognition.


Operating Expenses

Operating expenses on a combined basis increased to $1,541,219 for the nine months ended September 30, 2003, compared to $380,784 for the same period in the prior year.

Operating expenses on a combined basis increased to $413,857 for the three months ended September 30, 2003, compared to $147,375 for the same period in the prior year.

The increase in expense is primarily due to continued start-up and development expenses in preparation for the Company's reverse merger, including substantial legal and accounting costs associated with the merger and various required filings. The Company also dramatically increased sales and marketing efforts resulting in additional operating expenses. As the Company's business increases, it is anticipated that operating expenses will increase in absolute dollars, but should decrease as a percentage of sales.

Interest Expense

Interest expense on a combined basis decreased to $19,879 for nine-months ended September 30, 2003, compared to $35,122 in the same period of the prior year.

Interest expense on a combined basis decreased to $6,667 for three-months ended September 30, 2003, compared to $12,405 in the same period of the prior year.

The decrease is due to reductions in borrowings as a result of raising additional financing by the sale of common stock.

Net Profit or Loss

Net loss on a combined basis for the nine months ended September 30, 2003, increased to $(1,486,921) from $(20,701) in the comparable period of the prior year.

Net loss on a combined basis for the three months ended September 30, 2003, increased to $(408,386) from a profit of $720,054 in the comparable period of the prior year.

The increase in net loss is primarily attributable to a one-time, non-recurring sale during third quarter 2002, the substantial costs associated with the Company's reverse-merger including costs for legal and accounting, costs associated with sales and marketing efforts, and costs associated with continued sales of Company securities in two private offerings. In addition, comparison with the prior nine-month period is not representative as operations of HPI for the first two quarters of 2002 were nominal.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2003, the Company and HPI raised $2,568,946 in gross proceeds, with net proceeds of $2,478,947 through the private sale of its equity securities. Additionally, the Company had stock subscriptions receivable at September 30, 2003 totaling $884,964. Subsequent to this date, the Company has raised an additional $1,640,006 in gross proceeds from new investors.

Net cash used in operating activities for the nine months ended September 30, 2003 was $(1,363,537), resulting primarily from a net loss of $(2,357,591), adjusted for a receivable write-off due from an affiliate of $(850,173).

Net cash used in investing activities in the nine-month period ended September 30, 2003 was $(71,196) reflecting the purchase of fixtures and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2003 totaled $1,701,274. The Company received net proceeds from issuance of common stock totaling $2,478,947. This was offset primarily by payments on notes payable to related parties of $(325,000) and payments due affiliates of $(460,173).

The Company's ability to make payments to fund planned capital expenditures and operations will depend on its ability to generate sufficient cash in the future. The Company has only limited revenues and will not be in a position to materially increase sales until at least the first quarter of 2004. The Company has historically raised funds to support its operating expenses and capital requirements through sales of equity securities or through other credit arrangements. The Company's cash on hand and cash generated from operations should be sufficient to meet its anticipated general and administrative needs for the next twelve months. However, in order to satisfy its mid-term expansion and liquidity requirements, the Company will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy the Company's liquidity requirements, the Company may have to reduce or dramatically curtail the development of new products, distribution of current publications and other services. Any future funding may take the form of debt or equity or a combination thereof.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company to date has not had significant operations and is highly dependent on equity and debt financing. The Company incurred net operating losses of $(943,106) and $(2,356,069) for the three and nine month periods ended September 30, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," or "will," or similar words or expressions, are intended to identify forward looking statements. This forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended September 30, 2003, the Company had a net loss of $(2,357,591) and was highly dependent on equity and debt financing. These factors raise substantial doubt about its ability to continue as a going concern.

The Company's ability to make payments to fund planned capital expenditures and operations will depend on its ability to generate sufficient cash in the future. The Company has only limited revenues and will not be in a position to materially increase sales until at least the first quarter of 2004. The Company has historically raised funds to support its operating expenses and capital requirements through sales of equity securities or through other credit arrangements. The Company's cash on hand and cash generated from operations should be sufficient to meet its anticipated general and administrative needs for the next twelve months. However, in order to satisfy its mid-term expansion and liquidity requirements, the Company will need to raise additional funds.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Although the Company will pursue a strategy of product and geographic diversification, it is not presently broadly diversified and this lack of diversification may not insulate the Company from market fluctuations.

A key aspect of the Company's long-term strategy is to incorporate diversification across a number of identified promotional, publishing and digital media disciplines. However, the Company has yet to achieve broad product diversification. Initial operations have been limited to the production and distribution of the Hollywood Previews(TM) Entertainment Magazine and a few special edition publications. To date, the Company has not attained its sales and revenue goals for committed sponsors and advertisers in its Hollywood Previews(TM) Entertainment Magazine. As a result, the Company has recently broadened its sales and marketing efforts so as to better concentrate on the production of custom and special edition discs.

By broadening operations, the Company is seeking to reduce its dependency on any one product, industry or geographic region at any one time, and as such, reducing its susceptibility to adverse economic circumstances. However, the close association between advertising revenues and national economic conditions will continue to expose it in the future to additional risks, including risks associated with currency valuations and sales fluctuations in key geographic regions.

Management believes that its multi-disciplinary approach, combined with the industry and geographic diversification will help insulate the Company from unforeseen economic, political and/or regulatory pressures that may arise on a regional basis. However, there is no guarantee against recessions, regional slow-downs or negative economic conditions that may exist now, or may occur in the future, in some or many of the Company's key geographic regions. Negative economic conditions could directly impact the Company's ability to distribute its products, obtain financing for new productions, future acquisitions, or continue to grow consistent with Management's expectations.

     The Company may not be successful in establishing necessary strategic alliances.

The Company is seeking to build alliances with leading national sponsors, media and publishing companies, distributors, financial organizations and technology companies, and plans to continue its strategy of developing key alliances in order to expand its reach into the national and international marketplace. However, there can be no assurance that the Company will be successful in obtaining ongoing strategic alliances or that the Company will be able to find further suitable business relationships as it develops strategies and new products. Any failure to continue or expand such relationships could have a material adverse effect on the Company's business, results of operations or financial condition.

Major risks associated with strategic alliances and partnerships are (1) the lack of control Company may have over these operations, and (2) the possibility that in the future, the Company's strategic alliances will not develop or market products in competition with the Company, and/or discontinue their alliances with the Company or form alliances with the Company's competitors.

    Some of the Company's agreements have not been finalized and terms may differ.

Many of the agreements, negotiations and other business activities of the Company are still in discussion stage and have not yet been consummated. Depending upon circumstances both inside and outside of the Company's control, some or all of these agreements may never be consummated, or, if consummated, the terms and conditions may change materially from those currently projected or assumed by Company.

   Competition and technological uncertainty exists in the market.

The Company operates in a rapidly evolving field. Competition from other domestic and foreign companies, media, entertainment, and other institutions in the areas of product development, product and technology acquisition, manufacturing and marketing is intense. Competitors may succeed in obtaining content for their products more rapidly or less expensively than the Company. Competitors may have already developed, or be in the process of developing technologies that are, or may be, the basis for competitive products to the Company's current or planned lines of products. Some of these products may have an entirely different approach or means of accomplishing the same end results as products currently developed, or contemplated for development, by the Company.

The Company's ability to respond quickly to consumer needs or advances in digital publishing technologies, without compromising product quality, will be crucial to our success. We are continually engaged in product development and improvement programs to establish and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve or receive market acceptance.

The Company's competitive position may be adversely affected by competitive product development or the acceptance and/or integration by the public or sponsors of new or other forms of digital media, formats or devices not anticipated or supported by the Company.

Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by the Company or that would render the Company's technology and products less competitive or obsolete.

If we are unable to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete.

    The Company faces technology risks.

The Company's products are subject to the risks of failure inherent in the development and testing of products based on innovative or developing technologies. These risks include the possibilities that Company technology or any or all of the Company's products may be found to be ineffective, or to have substantial limitations, or otherwise fail. One or more of the Company's competitors may achieve patent protection that could have a material adverse effect on the Company. Although the Company does not currently have any specific plans to do so, it may prosecute or may be required to defend patent or trademark infringement litigation or patent interference proceedings with holders of competitive patents or trademarks. The Company may incur substantial costs in defending or prosecuting such proceedings. In addition, such proceedings may impact the Company's competitive position and there can be no assurance that the Company will be successful in any patent or trademark litigation.

     There is no guarantee that the motion picture studios will continue to provide the Company with content and movie trailers at no cost.

Presently, the Company is being provided copyrighted theatrical movie trailers and other copyrighted public dissemination's such as press releases, behind-the-scenes footage, video clips, celebrity interviews and other promotional media directly from film studios and other sources at no cost. This same promotional media is also made available to other companies, broadcasters and production facilities for their use and incorporation into various other broadcast mediums and products. Traditionally, this media has been provided free of charge in the form of industry "Press Kits" and made available for re-broadcast or re-distribution by third parties without license or fees. The Company will continue to rely upon the availability of this free media and content as the key component for the Hollywood Previews Entertainment Magazine. Although it is not anticipated, should in the future this content become unavailable, or should at any time studios begin charging a license or other royalties for the use or re-broadcast of its copyrighted materials, the Company's ability to continue producing the Hollywood Previews Entertainment Magazine could be jeopardized, and the production and distribution of this core Company product could prove non-viable. This would have an immediate and materially adverse effect upon the Company's revenue projections, and subsequently affect Company viability.

    The Company's future depends, in part, on its Key Personnel, Consultants and Principal Management's continued participation.

The Company's ability to successfully develop its products, manage growth and maintain its competitive position will depend, in a large part, on its ability to attract and retain highly qualified management. The Company is dependent upon its Chief Executive Officer, President, Chief Financial Officer, and other key members of its management and consulting team. Competition for such personnel is significant, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. The Company's consultants may be affiliated or employed by others and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company. The Company addresses such potential conflicts by requiring that its consultants, collaborators and sponsored researchers execute confidentiality agreements upon commencement of relationships with the Company, by closely monitoring the work of such persons and by requiring material transfer and patent assignment agreements wherever possible and appropriate.

     Loss of relationships with key suppliers may harm the Company.

Whenever possible, the Company will acquire businesses, products or product lines which do not rely on a single supplier for raw materials or finished goods, but there can be no assurance that some products or product lines will be able to utilize materials or parts except those available through a single supplier.

     Control by Management.

The Company's officers, directors, founders, employees and principal shareholders currently own a controlling position of the Company's outstanding stock. Management will be able to elect a majority of the Company's Board of Directors and will have the ability to control the Company and direct its business and affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

     Lack of Product or Multi-Media Insurance Coverage.

We do not presently have liability insurance to protect us from the costs of claims for damages due to the use or distribution of our publications. The Company intends on securing such insurance in the future. This insurance may be limited in certain circumstances and limited in amount. Recent premium increases and coverage limitations may make this insurance uneconomic. However, even if the Company obtains such insurance, one or more liability claims could exceed policy limits. If we continue to have no coverage or our insurance does not provide sufficient coverage, product liability claims could result in material losses in excess of our reserves.

     Quarterly Operating Results May Vary.

Our quarterly operating results are subject to substantial fluctuations and any failure to meet financial expectations for any fiscal quarter may disappoint securities analysts and investors and could cause our stock price to decline.

.. Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

..  Changes in demand for our products;
..  Our ability to meet the demand for our products;
..  Existing and increased competition;
..  Our ability to compete against significantly larger and better funded competitors;
..  The number, timing, pricing and significance of new products and product introductions and enhancements by us and our competitors;
..  Our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;
..  Changes in pricing policies by us and our competitors;

..  The timing of significant orders and shipments;
..  Litigation with respect to liability, trademark or copyright claims or product recalls and any insurance covering such claims or recalls; and .. General economic factors.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon these comparisons as indications of future performance. These factors may cause our operating results to be below market analysts' expectations in some future quarters, which could cause the market price of our stock to decline.

     General Economic Slowdowns May Have a Material Effect on Sales.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability will suffer.

     The Company is Highly Dependant Upon Outside Consultants.

If our consultants or collaborative partners do not perform, we may be unable to develop and bring to market new products as anticipated.

We may in the future enter into consulting collaborative arrangements with third parties to develop products. These arrangements may not produce successful products. If we fail to establish these arrangements, the number of products from which we could receive future revenues will be limited.

Our dependence on consulting or collaborative arrangements with third parties subjects us to a number of risks. These arrangements may not be on terms favorable to us. We cannot absolutely control the amount and timing of resources our consultants or collaborative partners may devote to our products, and these third parties may choose to pursue alternative products. These third parties also may not perform their obligations as expected. Business combinations, significant changes in their business strategy, or their access to financial resources may adversely affect a consultant's or partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our consultants or partners, which could lead to delays or termination of the arrangements and time-consuming and expensive litigation or arbitration.

     Our Intellectual Properties Rights May be Challenged or Infringed.

Should our intellectual property rights not adequately protect our products or technologies, others could compete against us more directly, which would hurt our sales and profitability.

Our success depends in part on our ability to obtain patents or rights to patents, copyrights, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, copyrights, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, copyrights, trademarks and licenses. Patent and/or copyright protection generally involves complex legal and factual questions and, therefore, enforceability of such rights cannot be predicted with certainty. Patents and copyrights may be challenged, invalidated or circumvented. Thus, any patents and/or copyrights that we own or license from others may not provide adequate protection against competitors. In addition, any pending and future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to patents, copyrights and trademarks, we rely on trade secrets and proprietary know-how. We seek protection of these rights, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

If third parties claim we are infringing their intellectual property rights, we could suffer significant litigation or licensing expenses or be prevented from marketing our products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents and copyrights, or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization.

     Our international business exposes us to a number of risks.

A significant part of our current sales are and a significant part of our projected future sales will be derived from international operations. In addition, we anticipate having material international operations, including, a variety of jointly-owned subsidiary operations. Accordingly, we will be exposed to risks associated with international operations, including risks associated with re-valuation of the local currencies of countries where we sell our products or conduct business, which may result in our products becoming more expensive in local currency terms, thus reducing demand or in increased costs to us. Our operations and financial results also may be significantly affected by other international factors, including:

..  Foreign government regulation;
..  Political or economic instability in our target markets;
..  Trade restrictions;
..  Changes in tax laws and tariffs;
.. Inadequate protection of intellectual property rights in some countries; .. Managing foreign distributors, manufacturers and staffing; and .. Managing foreign branch offices.

If these risks actually materialize, our sales to international customers, as well as those domestic customers that use products manufactured abroad, may decrease.

     Future Acquisitions may prove unprofitable.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

We intend to attempt to acquire businesses, technologies or products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, the process of integrating a business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment related to goodwill and other intangibles, and the incurrence of large, immediate write-offs.

     Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

ITEM 3.  CONTROLS AND PROCEDURES

    (a) The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the best of their knowledge, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely materially affect, the Company's internal control over financial reporting.

    (b) There were no changes in the Company's internal controls or in other factors that could have significantly affected these controls subsequent to the date of the Company's recent evaluation.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        NONE

ITEM 2: CHANGES IN SECURITIES

As part of the merger, the shares of Hollywood Previews, Inc. were converted to 55,179,581 shares of Irvine Pacific Corporation common shares on a post merger basis, and 1,689,500 shares of Irvine Pacific Corporation were issued to non-affiliates for the conversion of a note in the amount of $29,988 per the merger agreement.

For the three months ended September 30, 2003, the Company sold an aggregate of 178,309 shares to four non-U.S. accredited investors and received gross proceeds of $203,971 in cash. The shares were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Commissions paid to the placement agent totaled $26,516.

ITEM 3: DEFAULTS ON SENIOR SECURITIES

        NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        NONE

ITEM 5: OTHER INFORMATION

        NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits


Exhibit Number    Description
--------------    -----------
 31.1   Certification of Chief Executive Officer required by Rule
        13a-14(a) or Rule 15d-14(a)

 31.2   Certification of Chief Financial Officer required by Rule
        13a-14(a) or  Rule 15d-14(a)

 32.1   Certification of Chief Executive Officer required by Rule
        13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


        (B) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on August 29, 2003, regarding the reverse acquisition of Hollywood Previews, Inc.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Date November 12, 2003      IRVINE PACIFIC CORPORATION


                                  By: /s/ David MacEachern
                                      ---------------------------------------
                                      David MacEachern, Chief Executive
                                      Officer



                                  By: /s/ Franklin Unruh
                                      ---------------------------------------
                                      Franklin Unruh, Chief Financial Officer