Form 10KSB
period 2003-12-31
IMEDIA INTERNATIONAL INC
filed 2004-03-23
CIK 1208498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended December 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________



                Commission File Number: 000-50159


                    iMedia International, Inc.
         _______________________________________________
          (Name of small business issuer in its charter)


       Delaware                                           56-2428786
________________________________                  __________________________
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

   1721 21st STREET, SANTA MONICA, CA                         90404
_________________________________________                   __________
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number: (310) 453-4499
                          _______________


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

        None                                             N/A
    ______________                               ___________________


Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock
                             ________________
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  The Registrant had revenues of $156,000 for the year ended December 31, 2003

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

                $  46,730,602 as of March 15, 2004
                __________________________________



(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                          Not applicable
            __________________________________________
            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 15, 2004, the Registrant had 59,695,261 shares of common stock issued and outstanding.


               DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933.



    Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                   FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "seek," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors That May Affect Future Results" and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report.

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

     iMedia International, Inc. (the "Company") produces interactive CD-ROM discs that promote a variety of content, messages and sponsor advertisements. These discs may be proprietary publications such as Hollywood Previews(TM) Entertainment Magazine and Las Vegas Previews(TM) Magazine, or custom publications designed for specific clientele.

     On August 29, 2003, the Company acquired all of the capital stock of Hollywood Previews, Inc, a privately held California corporation ("HPI"), and HPI became a wholly owned subsidiary. On November 24, 2003, the Company (through merger) reincorporated in Delaware and changed its name to iMedia International, Inc.

     We have four subsidiary operating units: iMedia US, LLC; HPI; Las Vegas Previews, LLC; and iPolitix, LLC. Unless specifically stated otherwise, all references to the business activities of the Company shall be assumed to be a reference to that of its subsidiaries and vice-versa.


iMedia US, LLC

     iMedia US, LLC ("IM-US") was formed on December 24, 2003 as wholly-owned subsidiary of the Company. Organized under the laws of the state of California, IM-US will be our principal operating, development and manufacturing arm. IM-US will function as the design studio and "intellectual foundry" for the production and development of new company products and services. IM-US had no operations during the year ended December 31, 2003.

     IM-US will produce interactive promotional discs and digital media for a variety of corporate clientele. These interactive discs will be used by customers as marketing and promotional devices allowing them to deliver multi-media messages both to the consumer and business-to-business markets.

     As a digital media solutions provider, IM-US will work closely with its clients to identify and aggregate exciting, multi-media content attractive to targeted users. This content may be in the form of Hollywood entertainment, new music, sports, or travel and destination content. Discs may feature new television shows, events, products and services.

     IM-US will design custom digital discs that allow the corporate sponsor or national brand to display their products and services. IM-US will help to develop and integrate a distribution model consistent with the client's goals and targeted demographic audience. Through its proprietary measurement system, IM-US can then generate real-time reports of users interest and time spent on the disc. The reportability and traceability of the disc usage is a major factor in separating our disc media from that of other traditional broadcast and print mediums.

     IM-US will produce and manufacture all of the various disc orders for both its own corporate clients and the Company's other operating subsidiaries utilizing the unique source code, templates and other proprietary technology that it licenses from the Company.

     Hollywood Previews, Inc.

     HPI is a wholly-owned subsidiary of the Company. HPI distributes proprietary digital media marketed as Hollywood Previews(TM) Entertainment Magazine, an interactive video magazine distributed on disc that includes theatrical trailers of major motion pictures, celebrity interviews, new music videos, promotions and contests along with advertisements.

     HPI is a California Corporation founded on July 22, 2002, originally under the name DTV Studios. DTV Studios changed its corporate name to Hollywood Previews, Inc. on January 3, 2003. Prior to forming HPI, and for over two years, the Company's principal management had ownership of other closely-related companies involved in the production and distribution of disc magazines, new media and various other interactive publishing ventures. HPI's predecessor company, The Modern Company LLC, was responsible for originally conceptualizing and producing the CD-ROM video magazine now known as Hollywood Previews(TM) Entertainment Magazine, along with all its source code and other intellectual properties.

     HPI has the exclusive rights to produce and distribute the Hollywood Previews(TM) Entertainment Magazine in the United States. See "Certain Relationships and Related Transactions".

Hollywood Previews(TM) Entertainment Magazine and Related Products

     HPI's core product is the Hollywood Previews(TM) Entertainment Magazine. Hollywood Previews(TM) Entertainment Magazine is currently handed out at theater box offices and distributed through insertions in major newspapers and magazines nationally. This video magazine is distributed at no cost to the viewer and is produced on a CD-ROM. To date, HPI and its predecessor have produced 14 unique issues, and have distributed over 2,000,000 Hollywood Previews(TM) CD-ROMs. Currently, each issue typically contains up to 15 full-length theatrical movie previews along with celebrity interviews, special behind-the-scenes footage, stills, promotions and contests. Completely interactive, each disc contains room for up to 15 regional or national corporate sponsorships. New DVD releases and new music videos are also featured. Advertisements in this video magazine are not passive, but use interactive video and other graphical surprises to "entertain" the viewer as they move from page to page. Because of its interactivity, we can secure information about the viewer, see how long was spent viewing previews and sponsor's ads, which ads were viewed multiple times and how many unique individuals viewed them. We can then use this data to demonstrate the effectiveness of our disc media to sponsors. The data may also be sold or provided to studios in accordance with our privacy policy.

     HPI intends to continue publishing the magazine using two specific revenue models:

As a Supplement:

     We offer Hollywood Previews(TM) Entertainment Magazine as a turn-key supplement to U.S. newspapers for a fixed cost per disc. This allows publishers the opportunity to offer their readers a state-of-the-art digital multi-media supplement for much less than they could ever produce it themselves. This is especially attractive to small-to-mid market newspapers in rural or suburban areas who desire to offer digital supplements, but are precluded by cost of development and content acquisition.

As a Magazine:

     We intend to continue acquiring regional and national sponsors that will allow for escalation in the number of discs we produce and distribute. We intend in the future to produce and make our magazines available under a variety of private labels to specific distributors or national sponsors. For example, HPI and its predecessor completed several special edition magazines for the Fox Television series "24", Johnnie Walker Scotch, Toyota USA, Crunch Fitness, and the Los Angeles Dodgers as sole sponsors. While using the brand Hollywood Previews, these issues had distinctive looks and covers designed to appeal to the sponsor's targeted demographic audience.

Hollywood Previews Distribution

     We either have distributed or are in the process of distributing Hollywood Previews(TM) Entertainment Magazine in the New York Times, New York Daily News, the Chicago Tribune, the Los Angeles Times and other major Sunday newspapers.

     In addition to newspaper distribution, Hollywood Previews(TM) Entertainment Magazine will also be distributed at various national retail stores, public events and through national magazines. Recently, Johnnie Walker scotch was the sole sponsor for 217,000 discs inserted in the New Yorker Magazine, with an additional 30,000 discs distributed directly in theaters.

     We intend to distribute approximately 4,000,000 copies of Hollywood Previews(TM) Entertainment Magazine in 2004.

Las Vegas Previews, LLC

     Las Vegas Previews, LLC ("LVP"), is a wholly-owned subsidiary of the Company. LVP was formed on May 13, 2003, and is a Nevada limited liability company. Since its recent inception, LVP has had no operations. We have completed a prototype destination disc magazine, entitled Las Vegas Previews(TM) Magazine. It is anticipated that this magazine will be the model for additional destination city magazines we intend to produce in the future, featuring cities such as New York, Chicago, Miami, Orlando, and San Francisco. LVP has completed a demonstration version of Las Vegas Previews(TM) Magazine, and intends to begin publication of this quarterly journal in 2004.

     In a model replicating Hollywood Previews(TM) Entertainment Magazine, content will be acquired from major hotel and casinos, historical societies and other civic organizations promoting Las Vegas. Hotels and casinos will pay for featured spots on the disc where they can advertise the features, shows and attractions. Sponsors and national brands seeking to associate their products and services with Las Vegas will also add to magazine revenues.

     Initially, Las Vegas Previews(TM) Magazine is targeted to be distributed in special editions of the Sunday Los Angeles Times and other major newspapers that service the Las Vegas "drive market". The Company projects that Las Vegas Previews, LLC will distribute up to 2,500,000 copies of Las Vegas Previews(TM) Magazine during 2004.

iPolitix, LLC

     iPolitix, LLC ("IPOL") is a wholly-owned subsidiary of the Company. IPOL was formed on December 12, 2003, and is a Nevada limited liability company. Since its inception, IPOL has had no operations.

     IPOL will create interactive discs that promote political candidates, ballot initiatives and viewpoints. Our technology, along with our state-of-the-art reporting and measurement system, will provide political candidates and their constituency with real-time polling opportunities. As users navigate the disc, their interests and concerns can be tracked and measured providing candidates and political parties with polling data. Not only can candidates deliver a full multi-media message, but user response can now be measured allowing candidates the opportunity to direct their campaigns around issues with the highest voter interest.

Sports iMagazines

     We view the development of various sports iMagazines as a natural development to our publishing library. We intend to license or partner with various professional sporting associations to produce and distribute interactive sports iMagazines. We have already completed a special edition disc for the Los Angeles Dodgers baseball team. This commemorative disc featured highlights of Dodger players, team history and included eight new music releases from artists who performed at a special Latin music festival held at Dodgers Stadium on August 30, 2003. Over 50,000 discs were created, and 34,000 distributed as a hand-out to all fans at a Dodger home game. We plan to use our Dodgers disc as a model to offer to various other sporting teams and leagues.

     We see the opportunity to create new interactive, multi-media iMagazines featuring football, basketball, golf, volleyball, auto racing and other sporting content. These iMagazines may be published either as joint ventures with or under license from the various associations and leagues. iMagazines could be distributed both at sporting events as an added value to ticket holders, through traditional print magazines catering to the sports demographic audience, or through major newspapers similar to that of Hollywood Previews(TM) Entertainment Magazine.

Real Time Reporting System

     Each of our proposed new publications and custom discs will incorporate our proprietary, real time reporting system. We are able to generate instant reports as to consumer reaction, time spent viewing, consumer interests and other data informative to sponsors and content providers. We intend to distribute special opt-in "survey" discs with each issue that will allow consumers the opportunity to express their views and opinions on specific content or sponsor related issues. We can either provide this data to committed sponsors as an added value, or may elect to charge sponsors and content providers for this useful data.

Design and Production Services

     We will continue to provide design and production services for a variety of new and existing clients. We will use our proprietary technology to produce varied products such as interactive advertising, multi-media marketing discs, iMagazines and interactive corporate reports.

Sales and Marketing

     The initial market for our products and services is in the United States, and consists of the sale of custom discs and interactive publications. We also intend to create new subsidiaries to penetrate international markets.

     Major U.S. corporations and national brands will be marketed to produce discs not only to promote their products and services, but also to promote their company to shareholders, investment bankers, brokers and analysts. We see a sizable opportunity in targeting public corporations who traditionally (and by obligation) must produce and distribute annual reports to the public. We seek to penetrate this marketplace by developing specialized promotional discs that will include a company's annual report and deliver a full multi-media message at far less cost than using traditional four-color printing.

Intellectual Property

     We have obtained the exclusive rights and license (the "License") for the use of proprietary code, templates, service marks, trademarks, and other patent and un-patentable devices (collectively the "Intellectual Property") that we will employ to produce our interactive publications. The License was acquired from its owner, I-Publishing Inc. ("Licensor"), a closely related corporation controlled by, and whose beneficial owners are also principal shareholders and Directors of the Company. The exclusive License was effective on April 4, 2003 and is valid for a term of 99 years. The License can be assigned, sold, hypothecated, transferred and/or sub-licensed to other third parties at our sole discretion, in accordance with the terms of the License Agreement.

     In exchange for the License, we will pay a royalty of 5% of the gross profits associated with revenue produced that uses or relies upon the Licensor's Intellectual Property in any form. The licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as we remain in operation. There are no minimum performance stipulations in the License Agreement.

Employees

     As of December 31, 2003, we had 21 employees and/or full-time independent contractors of whom six are involved with graphic, media or other production, five in sales and marketing, four in general office administration, and six in executive management. Executive officers are compensated through consulting agreements with their respective independent corporations. There have never been any employment issues with employees and we consider our relationship with our employees to be satisfactory.

     We have relied heavily since inception upon outside contractors, consultants, attorneys and other professionals to augment our employees and aid in the performance of duties. We intend to continue utilizing the use of outside contractors, consultants, attorneys and other professionals until such time as we may elect to hire employees to fulfill these obligations.

Government Regulation and Other Matters

     We are currently unaware of any government intervention or legislative acts pertaining to our industry that would have a materially adverse affect on the our operations or viability.

     We are dependent upon certain standard industry practices that if changed may adversely affect our business. The largest and single-most important factor relates to the dissemination, redistribution and re-publishing of trademarked or other rights-protected materials currently available to our subsidiary, HPI, for the production of the Hollywood Previews(TM)Entertainment Magazine. We do and will continue to rely upon the availability of certain media, video clips, audio clips, photographs, graphics and other collateral materials produced by movie studios and record companies for the promotion of our products. It is an industry practice that promotional materials are provided free-of-charge to established credentialed news or media agencies. These promotional materials are usually distributed through "press kits" or other special disseminations to various media organizations, publishers, TV shows and news organizations for publication or re-broadcast. Media companies, publishers and broadcaster then incorporate this copyrighted content into various proprietary programs and distribute them internationally.

     Although we do not expect a change in the way studios and record companies distribute or license their copyrighted promotional materials, should for some reason these promotional materials be unavailable or should we be required to pay for the use of these materials, HPI's business could be materially and negatively affected.

     In addition, our use of celebrity names and/or likenesses, even when believed to originate from the public domain or when provided as a part of a studio's promotional materials, may be subject to certain rights protections of which we may not be made aware, or that may not be clearly established. Hence, although not anticipated, we could face claims arising from the use of these real or perceived intellectual properties from right holders or other entities who may claim damages based upon our unauthorized use or other infringement.

     Finally, over the past few years, more and more celebrities have entered promotional agreements, and have become spokespersons for various consumer products such as soda, athletic equipment, cars and national brands. It is possible that we may create a conflict of interest with these celebrities and/or their sponsors though passive association with sponsors advertising in our publications. Although these conflicts currently exist in traditional media and print magazines (these magazines have numerous and competing sponsors in the same publications), rights issues and case laws inherent in digital media are not as clearly defined. Therefore, we have decided to obtain multi-media insurance in an amount adequate to protect and defend us should a problem arise. We do not presently carry this insurance, but intend to acquire it as soon as it becomes practical.

Business Environment

     We have and intend to do business and derive revenues from a variety of products, services, fees and royalties in the information and publishing industry. Our core business has and will revolve around publishing, promotion and advertising using our various disc magazines, brochures, directories and publications. In addition, we expect to produce revenues and royalties from a variety of synergistic industry-related projects and ancillary sales.

Information, Publishing and Media as a Global Industry

     The "information industry" is one of the largest single sectors of the U.S. economy. This sector is comprised of several main industries including publishing, motion pictures and sound recording, broadcasting, telecommunications and news & information services.

     Publishing and media is a global industry with the major industrialized nations producing revenues similar but slightly less than that of, the U.S. when revenues are factored as a percentage of population.

     Publishing and media revenues vary annually depending upon regional, national and global economic conditions. In times of recession or depression, revenues may be severely impacted as companies have less capital to invest in advertising and promotions. Conversely, during times of economic growth, revenues from publishing and advertising can increase dramatically as companies vie to retain or increase their customer base, market share and establish brand recognition.

     Over the last few years, traditional publishing and advertising has experienced change as new forms of digital media and electronic distribution has become available. "New media" is rapidly being accepted by publishers and corporate sponsors as a unique and effective way to educate consumers, gain brand recognition and increase market share.

Digital Publishing and Digital Media

     Digital publishing and digital media are developing technologies that continue to find new venues, uses and applications. With the advent of personal computers, the internet, wireless devices, cable television and other devices used to receive and transmit digital media, the opportunities for interaction between consumers, broadcasters, publishers and advertisers continues to expand. Content delivered through interactive media provides consumers a far more involving experience than passive viewing alone. Consumers now have more choices as to what they want to see, experience or purchase than ever before. Interactivity allows consumers to instantly receive more information about what they are interested in, and bypass information that they are not. Interactivity also allows for vast data-mining capabilities, so publishers and advertisers can return accurate information as to what consumers are actually viewing, time of day, viewer demographic etc. Digital publishing industries will continue to evolve as additional and new forms of digital distribution become available and publicly accepted.

     Digital publishing consists mainly of digital multi-media. Digital multi-media can be both interactive or passive depending upon the advertisers or viewers choice. Digital publishing is limited only by the capability of the technology and the publisher's method of distribution. Passive digital media is currently being used extensively in the U.S. to display content and advertising at ATM machines, grocery lines, airports, fast food restaurants, convenience stores, hotel lobbies and at variety of other locations and businesses. However, interactive digital media is becoming more popular as new technologies, consumer products and services become available.

     Digital media and interactive digital publishing have the potential to rapidly become a significant threat to traditional forms of published media (such as print). With each new generation of consumer becoming more and more accustomed to receiving information from electronic media sources (i.e. television, Internet, wireless devices) and less from traditional media like newspapers, books and magazines, interactive digital media and disc publishing is fast becoming a preferred and adopted method of distributing information to younger consumers. In addition, growth projections for established publications and periodicals tend to remain relatively flat as the subscriber and reader base becomes saturated. Traditional publishers see digital media like Hollywood Previews(TM) Entertainment Magazine and Las Vegas Previews as welcome enhancements to their printed newspapers, magazines and periodicals.

Home Computers, Entertainment and Multi-Media

     The advent of the home computer, the internet, video games, digital photography, CD-ROM's, DVD's, and the developing technologies that allow these devices to interact, communicate and network, have created consumer demand for more uses and adaptability from these devices. Each year, millions of new personal computers are sold, with most being equipped with state-of-the-art multi-media players. By their use, consumers continue to demonstrate their positive acceptance of the home computer as a prominent source of information and entertainment.

     Each year, more and more computers are becoming linked either through the Internet or through wide or local networks, providing consumers with the opportunity to interact with other computer users. Interactive computer video games, chat rooms, instant messaging and interactive e-mail demonstrates that many computer users desire interactive content and capability.

     Industry statistics continue to show that computer users devote a large majority of their computer time to entertainment, playing games and surfing the Internet. The adoption of CD-ROM and DVD technology has made the home computer a true multi-media experience. With constantly improving graphics, speed and quality, along with the availability of rich media content, multi-media computers provides users with ever-increasing entertainment choices.

Traditional Publishing vs. Digital Publishing

     Traditional publishing has remained virtually unchanged for decades. It may consist of print media such as newspapers, books and magazines, directories like the Yellow Pages, wireless audio (radio) and television. Content such as news, recorded music, television shows and other content is provided by the publisher and delivered to the consumer either for free (i.e. radio, television and directories) or at greatly subsidized costs (i.e. newspapers and magazines). In traditional media, content is provided to attract viewers or subscribers and the publisher derives revenues through the sale of ads or sponsorships. Advertisers pay rates based upon the number of viewers or circulation of the publication. Advertisers pay regardless of whether or not their ad was viewed, and as traditional publishing is passive, there is no way for an advertiser to accurately determine how many people viewed their ads, or how many unique views it received. For example, a magazine purchased at a newsstand might only be viewed by one person on a lone occasion. However, the same magazine placed in the lobby of a medical office may be viewed repeatedly by many different (unique) viewers over a period of a month or longer. The industry term for this is "pass-along".

     Digital publishing is substantially different yet still similar to traditional publishing. Revenue models are very similar. Content is provided usually in the form of multi-media (video and audio) and like traditional publishing, is provided at a subsidized cost or no charge to the viewers or subscribers. Just as with traditional publishing, revenues are derived from the sale of ad space, promotions and sponsorships, and costs are based upon each journal's circulation. However, because the Company's publishing is interactive, both the publisher and sponsors (advertisers) can now identify the viewer, determine which ads were viewed, for how long and even direct viewer back to the corporate sponsor additional information. Digital publishing therefore is much more accurate as to its reporting, and when compared to traditional publishing can be a more efficient and cost-effective alternative.

     Digital publishing however does not have to be interactive. It can be completely passive so as to require no user interaction. Watching a movie on DVD is a good example. Because digital media can be displayed, distributed and produced in such variety, the Company is provided with an almost unlimited opportunity to design and implement custom digital media solutions for its various customers, consumers and sponsors.

Entertainment and Motion Picture Industry

     Although Hollywood, California is widely accepted to be the motion picture capital of the world, the production and distribution of motion pictures is a global industry. While the majority of first-run motion pictures continue to be produced by U.S. movie studios, more and more international studios are producing high-quality products in direct competition for the international and U.S. market. It is estimated that there are over 500 feature films distributed in the U.S. each year. Of these many films, 100 or more may have advertising and promotional budgets in excess of $30 million.

     Competition for market share has caused motion picture studios to allocate large portions of their distribution budgets to promotion and advertising. As motion pictures are a very visual art form, studios traditionally look to advertising mediums that can visually showcase their products to their largest demographic audience. Television spots, theatrical trailers and print (newspaper) advertising has long been the mainstay for studio marketing executives.

     With an ever-escalating pace of life, consumers continue to view entertainment as a diversion, and for this reason entertainment industries such as movies, music, sports and gaming continue to increase in popularity and revenues. Consumers have an insatiable appetite for new recreation and leisure activities, and continue to devote more of their discretionary income to entertainment products.

Business Competition

     We are currently unaware of any direct competition with our Hollywood Previews(TM) or Las Vegas Previews(TM) magazines. While there are other companies that produce promotional discs, we believe our products are unique in their compilation, production and method of distribution.

     However, because we have elected to produce proprietary "magazines" in addition to other promotional discs, we will face eventual competition by other companies who may wish to develop disc magazines featuring movies, destination cities or other generic content similar to that found in our publications. For instance, the theatrical movie trailers and music videos that we use for our core content are readily available to other competitors, and because the underlying technologies incorporating CD-ROM and DVD media are not proprietary, we foresee future competition as a reality.

     Presently, our competition comes indirectly from all media companies who are targeting the same marketing, promotion or advertising dollar. This competition comes in various forms primarily from broadcast television, radio, billboards, magazines, newspapers and other forms of traditional media.

     There is also other competition that is more directly focused to various
specialty publications like Hollywood Previews(TM)   Entertainment Magazine.
This includes:

Internet Competition

     With recent advances in video compression technology and the increasing availability of broadband access to consumers, computer users who wish to view theatrical trailers or listen to music may now do so online. There are various websites devoted to the entertainment industry that have the capability to stream or serve movie previews and other multi-media content. With each new major motion picture release, a website is usually created by the Studio to assist in the promotion of the film. These sites provide viewers the ability to watch and in some cases download movie previews. These web sites are created and operated usually at a loss by the studios or film distributors, and have a limited term of operation. Commercial web sites that stream or serve movie previews face significant challenges involving bandwidth and connectivity that can be very expensive to overcome. As most consumers are not willing to pay to view movie previews, Internet subscription models are not viable. Conversely, because of stringent copyright issues, some online companies may not be able to charge users for viewing studio owned trailers without paying them a royalty. Therefore, entertainment-based web sites must rely upon revenues generated by banner or other advertising, merchandising or studio participation in order to subsidize the cost involved in serving movie previews to a large audience. The exceptions are sites like AOL and Yahoo that now offer streaming movie previews directly from their home page. These major ISP's have already developed the infrastructure necessary
to stream video content to a mass audience.   Although entertainment content
will continue to be readily available to consumers via the internet, significant download times and streaming video quality will remain problematic.

Although the Internet also provides for an interactive, multi-media experience, the Internet has limited reach as it cannot be physically distributed, nor is archival. Physical distribution capability is a major advantage of the company's disc products over Internet competition. We not only can deliver multi-media messages directly to any targeted demographic, but our discs also deliver the Internet with one-click, something no other media can do.

Traditional Print Competition

     Traditional magazines will continue to play a prominent role in delivering content, news and information. Revenues generated from print media constitute the majority of publishing revenues derived worldwide. Magazines that cater to entertainment may be well established and have vast circulation. These magazines can attract a larger and more diverse group of sponsors than the Company. These magazines may be very well funded and/or have national brand recognition.

     However, traditional magazines and print media will always be two-dimensional. Their format can never duplicate the experience of fully interactive multi-media. The Company views traditional entertainment magazines (People, Entertainment Weekly, In Style, Rolling Stone) not as direct, but as vicarious competition. Also, whereas consumers must purchase or subscribe to print magazines, Hollywood Previews(TM) will be distributed free of charge further incentivizing consumers to view its contents.

     We view traditional magazines as tremendous distribution opportunities for our products. For example, we distributed over 2.2 million of our discs directly in People, Entertainment Weekly and the New Yorker Magazine. All of these publications could be viewed as direct competition, but in all of these cases, these publishers viewed our discs as a welcome digital enhancement and not as a threat.

     Traditional print media has always lacked the capacity to report back to sponsors accurate data as to the effectiveness of sponsor's ad campaigns. Other than the interpolation of circulation and reader poll data, neither publishers nor sponsors can provide accurate determinations of reader interest. Traditional publishers can make only best-effort judgments about consumer response, ad placement, etc. Through proprietary audience measurement technology, we have the ability to report accurate and real-time data to sponsors as to the effectiveness of their advertising. This real-time auditing capability is very unique in the publishing industry and may prove to be a substantial advantage to us in securing sponsors.

     We foresee that, over time, large established publishers eventually will begin creating their own proprietary digital content to amend and enhance their printed publications. We therefore desire to become pro-active to this competitive threat. As the initial cost to develop and perfect the coding, templates and functionality of an interactive disc could exceed several million dollars, we intend to form new joint ventures with these publishers, or enter into license agreements that will allow them to employ our proprietary I-Publishing Software Suite. By doing so, we may be able to convert potential competition into revenue producing partnerships.


ITEM 2. DESCRIPTION OF PROPERTY

     Our principal management offices are located at 1721 21st Street, Santa Monica, California. The property is leased on a month-to-month basis and consists of 3,000 square feet of mixed-use office, production and warehouse space. Annual rent expense is $39,000.

     We acquired from an affiliate in exchange for $175,000, office equipment, computers, servers, audio and video editing equipment, CD duplication equipment, telephones, desks, chairs and other miscellaneous equipment for Company operations.

     In management's opinion, our facilities and equipment are in overall good operating condition and meet our immediate needs. However, we foresee the need to acquire additional or larger facilities in order to attain and service our projected growth. In addition, we will need to acquire additional office equipment, computers and other devices. We are dependant upon technology to produce and distribute our products.

ITEM 3. LEGAL PROCEEDINGS

     There is presently no material active, pending or threatened litigation against the Company or its subsidiaries.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     In a special meeting of shareholders of Irvine Pacific Corporation ("IPC") held on November 21, 2003, shareholders approved a proposal to reincorporate Irvine Pacific Corporation ("IPC") from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an Agreement and Plan of Merger by and between iMedia International, Inc, a Delaware corporation ("iMedia") and a wholly owned subsidiary of IPC, pursuant to which IPC merged with and into iMedia, and iMedia became the surviving corporation.

The proposal to adopt and approve the reincorporation proposal received the following votes:

     FOR         40,071,715
     AGAINST              -
     ABSTAIN            100
     NON-VOTES   18,403,743


                              PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     iMedia's common stock is traded over-the-counter on the pink sheets under the symbol "IMNL". The "Pink Sheets" is not a national exchange, therefore exposure and liquidity for our common stock remains limited. Through one of our market makers, an application has been filed with the NASD for listing on the OTC Bulletin Board. As of this filing, the application is still pending.

     Prior to our "reverse merger" on August 29, 2003, our stock had been inactive with only a few isolated transactions at approximately $0.01 per share. et forth below are the high and low closing bid prices for our Common Stock for each quarter since our "reverse merger". These bid prices were obtained from Pink Sheets LLC. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     Quarter Ended                 High Bid          Low Bid
     -------------                 --------          -------

     September 30, 2003               $2.00            $0.10

     December 31, 2003                $3.00            $1.55


     At March 15, 2004, the last sale price of our Common Stock was $1.60 per share.

Holders.

     As of March 15, 2004, there were 59,695,261 shares of common stock outstanding held by approximately 377 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.

     Since its inception, the Company has paid no dividends on its common stock, and we do not anticipate that we will pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

     On September 2, 2003, the Company offered up to $4,000,000 of common stock at an offering price of $1.20 per share in a private placement through Salomon-Grey Financial Corporation. The Company sold 1,736,630 shares and received net proceeds of $1,924,227 after selling commissions of $159,714. In addition to cash commissions, the Company also issued warrants to the placement agent exchangeable into common stock equal to 5% of share sales valued at $20,177. The shares were offered only to persons who were "accredited investors" as defined in Rule 501 of Regulation "D" promulgated under the Securities Act of 1933, as amended, or who were non-United States persons as defined in Regulation S under the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this discussion together with the financial statements and other financial information included in this Annual Report on Form 10-KSB.

OVERVIEW

     Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the "Merger Agreement"), by and among the Company, IPC Merger Sub, Inc., a California corporation and wholly owned subsidiary of the Company ("Merger Sub"), Kanona Moeai, Jr. and HPI, on August 29, 2003 (the "Closing Date"), Merger Sub merged with and into HPI, with HPI as the surviving company (the "Acquisition"). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 of the Company's common stock representing 96.18% of the issued and outstanding common stock of the Company (after giving effect to the conversion of all notes of the Registrant outstanding immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction has been recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company. The financial statements reflect the operations of HPI since its inception on July 22, 2002 and those of IPC since the closing of the Acquisition on August 29, 2003.

     Immediately prior to the Acquisition, the Company had only nominal assets and liabilities and no current business operations.

     On November 25, 2003, the Company merged with and into its wholly-owned subsidiary, iMedia International, Inc. ("iMedia"), with iMedia being the surviving corporation. As a result of the reincorporation, the Company changed its name from "Irvine Pacific Corporation" to "iMedia International, Inc." and became a Delaware corporation.

     On April 5, 2003, the following occurred:
     . An affiliated company of HPI, I-Publishing, Inc. ("I-Publishing") licensed to HPI the exclusive rights to use I-Publishing's intellectual property.
     . I-Publishing is to receive annual royalties for each CD distributed. . HPI purchased property and equipment from I-Publishing that
        I-Publishing had  purchased from a shareholder/officer.
     . The transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of I-Publishing.

     As a result of the Acquisition, the Company became a publisher of interactive, digital, multi-media publications on CD-ROM. The
Company distributes Hollywood Previews(TM) Entertainment Magazine, an interactive digital magazine on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment Magazine is used primarily to showcase the Company's proprietary digital publishing system capabilities. In addition, the Company markets and produces a variety of special edition digital publications and custom promotional discs to various corporate clients. The Company's publications are distributed through major Sunday newspapers, inserted in magazines and periodicals; at movie theater box offices, and handed-out directly to consumers.

     The majority of revenues to date have been generated from the sale of custom publications and special edition disks. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment Magazine. We intend to begin sale efforts of our proprietary Usage Report that monitors the navigation and use of the disk by its audience.

PLAN OF OPERATION

     For the year ended December 31, 2003, our plan of operation focused on four primary objectives:

..     Raising capital through two private offerings;
..     Identifying a reverse-merger candidate, and completing the reverse-merger and reorganization;
..     Continued development and publication of Hollywood Previews(TM)
      Entertainment Magazine; and
..     The identification and development of specialty and custom disc customers, industries and content.

     We continue to publish our showcase publication Hollywood Previews(TM) Entertainment Magazine. During the year ended December 31, 2003, we produced and distributed 51,000 copies of Hollywood Previews(TM) Entertainment Magazine, primarily in the Los Angeles, CA market. In addition, we produced and distributed 50,000 copies of special edition or custom disc publications, and licensed the production and distribution of 2,000,000 additional discs.

     We intend to continue publishing Hollywood Previews(TM) Entertainment Magazine, and will continue to use this publication as a showcase for our proprietary digital publishing system. We elected to reduce our fourth quarter 2003 publishing schedule of Hollywood Previews(TM) Entertainment Magazine from 2,000,000 copies to 250,000 copies to limit losses attributable to lack of committed sponsorships and advertising revenues. Although we continue to receive positive responses about our publishing system and publications from potential clientele, our ability to procure committed national sponsors and advertisers for Hollywood Previews(TM) Entertainment Magazine continues to fall short of our expectations. As advertising and promotional budgets for most national sponsors have been pre-committed for up to three to four future quarters, and as we only began escalated sales efforts for Hollywood Previews(TM) Entertainment Magazine beginning in August, 2003, we have not yet been able to achieve profitability on the publication of this product.

     Therefore, a major portion of our time and resources has been diverted to the development of special edition and custom publications for a variety of industries and corporate clientele. We foresee that the custom disc market will eventually constitute the majority of our future revenues. We have identified and have developed new products specifically targeted to these new markets, industries and sectors. We intend to use a large portion of our capital on an ongoing basis to develop these targeted markets. We will continue to publish Hollywood Previews(TM) Entertainment Magazine, but may elect to reduce future distribution on issues where there will be revenue shortfalls.

     We have and will continue to form a variety of subsidiary operating companies for the development of each of our targeted markets. We intend to raise additional capital in each of these subsidiary companies through the sale of equity securities therein. We believe that we are in a stronger position to raise capital for the development of these targeted markets by seeking industry-specific investors that may have strategic investment interests.

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

     Revenue Recognition- Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized when the product, usually a CD-ROM, is shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 101, are satisfied:

..    Persuasive evidence of an arrangement exists.
..    Delivery has occurred or services have been rendered.
..    The seller's price to the buyer is fixed or determinable.
..    Collectibility is reasonably assured.

     Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.

     Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

     We generate revenues by producing interactive CD-ROM discs that promote a variety of content, messages and sponsor advertisements for our customers.

     The consolidated financial statements of iMedia International, Inc. as of December 31, 2003, include the accounts of the Company and its wholly-owned subsidiaries Hollywood Previews, Inc., iMedia US, LLC, Las Vegas Previews, LLC and iPolitix, LLC. iMedia US, LLC, Las Vegas Previews, LLC and iPolitix, LLC had no operations for the year ended December 31, 2003.

     On a combined basis, the Company and the predecessor companies have incurred operating losses since inception due to the expenses involved with production, fund raising and general and administrative expenses. Significant expenditures at the corporate level continue. These outlays include production and distribution costs, fund raising expenses, marketing expenses, growth initiatives, legal, accounting and other professional fees.

     The following discussion is based on a comparison of the combined pro forma results of operations of the Company and the predecessor companies for the year ended December 31, 2003 to the combined pro forma information for the year ended December 31, 2002:

Sales

     Net sales on a combined basis were $518,720 for the year ended December 31, 2003, compared with $1,455,377 in the prior year. The prior year's sales figure included a large single, non-recurring sale of $690,000 made during the third quarter 2002. In the current year, sales activities were reduced as we committed more of our efforts to raising capital. We also shifted our sales emphasis towards special edition and custom disc production, which have a longer sales cycle. As a result, we had lower advertising and sponsorship revenues for Hollywood Previews(TM) Entertainment Magazine in 2003.

Cost of Sales

     Cost of sales on a combined basis was $368,156 for the year ended December 31, 2003, compared with $1,003,776 in the prior year. The decrease is attributable to the lower volume of sales in 2003. Gross profit was $150,564 (or 29%) and $451,601 (or 31%) for the years ended December 31, 2003 and 2002, respectively. The gross profit amount in the prior year was higher due to a one-time, non-recurring sale made during the third quarter, 2002.

Operating Expenses

     Operating expenses on a combined basis increased to $2,551,494 for the year ended December 31, 2003, compared with $680,555 in the prior year. The increase in expense is attributable to higher executive management and employee compensation, higher outside sales and marketing consulting costs, and higher legal and accounting costs associated with the reverse merger and various regulatory filings. As the Company's business increases, it is anticipated that operating expenses will increase in absolute dollars, but should decrease as a percentage of sales.

Interest Expense

     Interest expense on a combined basis decreased to $26,090 for the year ended December 31, 2003, compared with $132,549 in the prior year. The decrease is due to reductions in borrowings as a result of raising additional financing by the sale of common stock.

Net Profit or Loss

     Net loss on a combined basis was $2,529,420 for the year ended December 31, 2003, compared with a net loss of $442,303 in the prior year. The increase in net loss is attributable to lower sales and gross profit in the current year and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the year ended December 31, 2003 was $2,609,871, resulting primarily from a net loss of $3,637,300, adjusted for a reserve for collection of a receivable from an affiliate of $859,173.

     Net cash provided by financing activities for the year ended December 31, 2003 totaled $3,821,542. We received net proceeds from the private sale of common stock totaling $3,983,679, net of offering costs of $365,238. This was offset primarily by payments on notes payable to related parties of $175,000. At December 31, 2003, we had stock subscriptions receivable totaling $680,000 and net working capital of $566,800.

     Net cash used in investing activities for the year ended December 31, 2003 was $398,482, reflecting the increase in due from affiliates of $320,365 and the purchase of equipment for $78,117.

     We foresee the need to acquire additional or larger facilities in order to attain and service our projected growth. In addition, we will need to acquire additional office equipment, computers and other devices. We are dependant upon technology to produce and distribute our products. For this reason, we have earmarked substantial capital for technology, software, licenses, computers and other devices. Due to wear and obsolescence, we believe that a continual and substantial amount of capital will be required for investment in intellectual technologies (IT), including software, and that IT spending will be a large line expense for the foreseeable future.

     Our ability to make payments to fund planned capital expenditures and operations will depend on our ability to generate sufficient cash in the future. We have generated only limited revenues and will not be in a position to materially increase sales until the latter half of 2004. We have historically raised funds to support our operating expenses and capital requirements through sales of equity securities or through other credit arrangements. In order to satisfy our mid-term expansion and liquidity requirements, we will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we may have to reduce or dramatically curtail the development of new products, distribution of current publications and other services. Any future funding may take the form of debt or equity or a combination thereof.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have incurred operating losses of $3,635,778 and are highly dependent on equity and debt financing.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The preceding discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We face a number of risks and uncertainties in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

     The Company has a limited operating history and may incur losses as it seeks to grow.

     The Company's various operating units have been recently incorporated and have limited operations. In addition, the Company may incur future losses from: the development of new products; the acquisition of licenses and rights to other business, products and services; research and development activities; limited marketing activities; and the general and administrative expenses associated with the above activities. The extent of losses and the time required to reach profitability are uncertain. There can be no assurance that the Company will be able to sustain profitability on an ongoing basis. Furthermore, as digital media and digital publishing are continually developing technologies, the level of profitability, or lack thereof, cannot be accurately predicted.

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the year ended December 31, 2003 and for the period from July 22, 2002 (inception) to December 31, 2002 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern.

     Obtaining additional capital is necessary to fulfill the Company's business strategy.

     The Company's future is highly dependent upon its ability to raise additional capital to fund additional sales and marketing efforts, develop new products, make strategic investments, and otherwise continue to implement its business objectives. There is no guarantee the Company will be able to achieve its goals in this regard. This would negatively affect the Company's ability to develop or acquire other businesses or technologies, make strategic investments, conduct research and development, protect and defend its intellectual properties, rights and trademarks and manufacture, distribute and market its products. The Company currently anticipates that it will need to obtain additional financing in order to: acquire additional targeted technologies; develop new markets; and provide capital for new entertainment magazines. The Company's capital requirements will depend on numerous factors, including: the progress and magnitude of the Company's sales; public acceptance of the Company's publications; advertiser acceptance of digital media; CD-ROM production fulfillment facilities; delays in third party production of company products; the cost involved with filing, prosecuting and enforcing infringement and patent claims; technological advances; competitor and market conditions; the ability of the Company to establish collaborative arrangements; and the cost and effectiveness of commercialization activities and arrangements. The Company contemplates raising funds in the future through both public and private financing, collaborative arrangements and/or from other sources. It is unlikely that the Company will be able to satisfy its financing requirements from banks or other traditional lending institutions. There can be no assurance that the necessary additional financing will be available to the Company on acceptable terms, or at all. If additional funding is not available to the Company when needed, the Company may be required to curtail existing, projected or developing programs if revenues are not sufficient to fund these activities, the result of which would have a material adverse effect on the Company's business and financial condition.

     Although the Company will pursue a strategy of product and geographic diversification, it is not presently broadly diversified and this lack of diversification may not insulate the Company from market fluctuations.

     A key aspect of the Company's long-term strategy is to incorporate diversification across a number of identified entertainment, publishing and digital media disciplines. However, the Company has yet to achieve broad product diversification. Initial operations have been limited to the production and distribution of the Hollywood Previews(TM) Entertainment Magazine, and various other discs for a select group of clients.

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

     Some of the agreements, negotiations and other business activities referred to in this memorandum are still in discussion stage and have not yet been consummated. Depending upon circumstances both inside and outside of the Company's control, some or all of these agreements may never be consummated, or, if consummated, the terms and conditions may change materially from the representations contained herein.

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

     The Company faces risks inherent in the development of products based on innovative technologies.

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

     Presently, the Company is being provided copyrighted theatrical movie trailers and other copyrighted public dissemination's such as press releases, behind-the-scenes footage, video clips, celebrity interviews and other promotional media directly from film studios that it uses to produce Hollywood Previews(TM) Entertainment Magazine. This content continues to be provided to Company at no cost. This same promotional media is also made available to other companies, broadcasters and production facilities for their use and incorporation into various other broadcast mediums and products. Traditionally, this media has been provided free of charge in the form of industry "Press Kits" and made available for re-broadcast or re-distribution by third parties without license or fees. The Company will continue to rely upon the availability of this free media and content as the key component for the Hollywood Previews(TM) Entertainment Magazine. Although it is not anticipated, and highly unlikely, should in the future this content become unavailable, or should at any time studios begin charging a license or other royalties for the use or re-broadcast of its copyrighted materials, the Company's ability to continue producing the Hollywood Previews(TM) Entertainment Magazine could be jeopardized, and the production and distribution of this core Company product could prove non-viable. This would have an immediate and materially adverse effect upon the Company's revenue projections, and subsequently affect Company viability.

     The Company is dependant upon licensed intellectual properties.

     The Company has obtained an exclusive license to exploit various trademarks, software, publishing systems and other rights developed in part by the Company's predecessor, Mod Studios, Inc. The license and the exclusive rights were obtained by the licensor through various transactions involving related party companies. The primary transaction involved the foreclosure on pledged collateral of Mod Studios, Inc. by a principal shareholder of the Company. This shareholder was also a principal shareholder, director and primary creditor of Mod Studios, Inc. Prior to executing the License Agreement, the Company obtained a legal opinion as to the legal ownership, license, transfer and conveyance of rights for the intellectual properties claimed by the licensor. It was the opinion of Company's legal counsel that the intellectual and other properties obtained in the foreclosure sale was in fact the sole collateral for certain loans made by the licensor to Mod Studios, Inc. As such, neither the Company nor the licensor foresee any future claim against these rights by any known parties. However, should for some reason the transfer, license or conveyance of these properties be challenged or infringed, or should the Company lose its exclusive license for the use of these properties, it would significantly impact the ability of the Company to continue operations, including the publication of Hollywood Previews(TM) Entertainment Magazine and any other publications for which the intellectual properties may be required.

     The Company's future depends, in part, on its key personnel, consultants and principal management's continued participation.

     The Company's ability to successfully develop its products, manage growth and maintain its competitive position will depend, in a large part, on its ability to attract and retain highly qualified management. The Company is dependent upon its Chief Executive Officer, President, Chief Financial Officer, and other key members of its management and consulting team. Competition for such personnel is significant, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. The Company's consultants may be affiliated or employed by others and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company. The Company addresses such potential conflicts by requiring that its consultants, collaborators and sponsored researchers execute confidentiality agreements upon commencement of relationships with the Company, by closely monitoring the work of such persons and by requiring material transfer and patent assignment agreements wherever possible and appropriate. Inventions or processes discovered by such persons will not necessarily become the property of the Company and may remain the property of such persons or others.

     Loss of relationships with key suppliers may harm the Company.

     Whenever possible, the Company will acquire businesses, products or product lines which do not rely on a single supplier for raw materials or finished goods, but there can be no assurance that some products or product lines will be able to utilize materials or parts except those available through a single supplier.

     Management owns a controlling position of the Company's common stock.

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

     The Company does not have liability insurance coverage to protect against claims for damages due to the use or distribution of our publications.

     The Company intends to secure liability insurance coverage in the future. This insurance may be limited in certain circumstances and limited in amount. Recent premium increases and coverage limitations may make this insurance uneconomic. However, even if the Company obtains such insurance, one or more liability claims could exceed policy limits. If we continue to have no coverage or our insurance does not provide sufficient coverage, product liability claims could result in material losses in excess of our reserves.

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

     Our intellectual properties rights may be challenged or infringed upon.

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

     We anticipate having international sales and jointly-owned international subsidiary operations. Accordingly, we will be exposed to risks associated with re-valuation of the local currencies of countries where we sell our products or conduct business, which may result in our products becoming more expensive in local currency terms, thus reducing demand or in increased costs to us. Our operations and financial results also may be significantly affected by other international factors, including:

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

ITEM 7.  FINANCIAL STATEMENTS


                    iMEDIA INTERNATIONAL, INC.
               CONSOLIDATED FINANCIAL STATEMENTS AND
                   INDEPENDENT AUDITOR'S REPORT
                    DECEMBER 31, 2003 AND 2002


                         C O N T E N T S

                                                                       Page

INDEPENDENT AUDITOR'S REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS

     BALANCE SHEETS                                                     F-2

     STATEMENTS OF OPERATIONS                                           F-3

     STATEMENT OF SHAREHOLDERS' EQUITY                                  F-4

     STATEMENTS OF CASH FLOWS                                           F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-6

                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of iMedia International, Inc.

We have audited the accompanying consolidated balance sheet of iMedia International, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003 and the period for July 22, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iMedia International, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 and the period from July 22, 2002 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, during the year ended December 31, 2003, the Company incurred significant losses from operations and was highly dependent on equity and debt financing. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
February 20, 2004

                     CONSOLIDATED FINANCIAL STATEMENTS


                          iMEDIA INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                              December 31, 2003



                                                                     2003
                                                                ------------
ASSETS

CURRENT ASSETS
   Cash                                                         $   813,189
   Prepaid expense                                                    3,397
   Inventory                                                         71,056
                                                                ------------
     Total current assets                                           887,642
                                                                ------------

PROPERTY AND EQUIPMENT, NET                                          51,833
   Due from affiliate, net of reserve of $850,173                   136,664
                                                                ------------
     Total assets                                               $ 1,076,139
                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $   159,171
   Due to affiliate                                                 285,472
   Notes payable - related parties                                   12,863
                                                                ------------
     Total current liabilities                                      457,506
                                                                ------------
SHAREHOLDERS' EQUITY

   Preferred stock, $0.001 par value, authorized
     20,000,000 shares; none outstanding                                  -
   Common stock, $0.001 par value, authorized
     500,000,000 shares; 59,183,257 issued and
     outstanding                                                     59,183
   Subscription receivable                                         (680,000)
   Common stock committed, 578,667 shares                           691,520
   Capital in excess of par value                                 4,185,230
   Accumulated deficit                                           (3,637,300)
                                                                ------------

     Total shareholders' equity                                     618,633
                                                                ------------

     Total liabilities and shareholders' equity                 $ 1,076,139
                                                                ============









The accompanying notes are an integral part of these financial statements.

                          iMEDIA INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Year ended December 31, 2003 and for the
         Period from July 22, 2002 (Inception) to  December 31, 2002


                                                        2003        2002
                                                   ------------ ------------

Net sales                                          $   156,000  $         -

Cost of sales                                          177,969            -
                                                   ------------ ------------

Gross loss                                             (21,969)           -

Operating expenses                                   2,754,636            -

Reserve for collection of
 receivable due from affiliate                         859,173            -
                                                   ------------ ------------

Loss from operations                                (3,635,778)           -

Interest expense                                           722            -
                                                   ------------ ------------
Loss before provision for income taxes              (3,636,500)           -

Provision for income taxes                                 800            -
                                                   ------------ ------------

  Net Loss                                         $(3,637,300) $         -
                                                   ============ ============
NET LOSS PER COMMON SHARE
  Basic and diluted                                $     (0.07) $         -
                                                   ============ ============
WEIGHTED AVERAGE COMMON OUTSTANDING SHARES
  Basic and diluted                                 53,845,708            -
                                                   ============ ============




The accompanying notes are an integral part of these financial statements.









                           iMEDIA INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      For the Period from July 22, 2002 (Inception) to  December 31, 2002 and for the Year ended December 31, 2003


                                       Common Stock                                  Capital in
                                ------------------------- Subscription  Committed     Excess of  Accumulated
                                   Shares        Amount    Receivable     Stock       Par Value    Deficit       Total
                                ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balance, July 22, 2002
  (Inception)                             -  $         -  $         -  $         -  $         -  $         -  $         -

Common stock committed
  for interest payable                    -            -            -       50,000            -            -       50,000

Common stock committed
  for consulting                          -            -            -       15,000            -            -       15,000
                                ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balance, December 31, 2002                -            -            -       65,000            -            -       65,000

Issuance of common stock
  to founders                    44,661,421       44,661            -            -      (44,661)           -            -

Issuance of committed shares      5,432,500        5,433            -      (65,000)      59,567            -            -

Issuance of common stock
  for cash                        4,654,990        4,655            -            -    4,344,262            -    4,348,917

Issuance of common stock
  for offering costs              2,000,000        2,000            -            -            -            -        2,000

Issuance of common stock
  for debt conversion               217,300          217            -            -      149,783            -      150,000

Issuance of common stock to
  pre-reverse merger share-
  holders and noteholders         2,217,046        2,217            -            -       (2,217)           -            -

Subscription receivable                   -            -     (680,000)     680,000            -            -            -

Stock options issued for
  consulting services                     -            -            -            -       45,734            -       45,734

Common stock committed
  for consulting services                 -            -            -       11,520            -            -       11,520

Offering costs paid in cash               -            -            -            -     (365,238)           -     (365,238)

Offering costs paid by
  issuance of warrants                    -            -            -            -      (20,177)           -      (20,177)

Offering costs paid through
  issuance of common stock                -            -            -            -       (2,000)           -       (2,000)

Warrants issued as offering costs         -            -            -            -            -       20,177       20,177

Net loss                                  -            -            -            -            -   (3,637,300)  (3,637,300)
                                ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balance, December 31, 2003       59,183,257  $    59,183  $  (680,000) $   691,520  $ 4,185,230  $(3,637,300) $   618,633
                                ============ ============ ============ ============ ============ ============ ============



    The accompanying notes are an integral part of these financial statements.



                                   F-4

                    iMEDIA INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Year ended December 31, 2003 and for the
   Period from July 22, 2002 (Inception) to  December 31, 2002

                                                     2003           2002
                                                  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                         $(3,637,300) $         -

 Adjustments to reconcile net loss to net cash used in operating activities

   Depreciation                                        26,284            -
   Reserve for collection of receivable
     due from affiliate                               859,173            -
   Non-cash stock compensation charge                  57,254            -
   Increase in prepaid expenses                        (3,397)           -
   Increase in inventory                              (71,056)           -
   Increase in accounts payable
    and accrued expenses                              159,171            -
                                                  ------------ ------------
      Net cash used in operating activities        (2,609,871)           -
                                                  ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                                (78,117)           -
 Due from affiliates, net                            (320,365)           -
                                                  ------------ ------------
      Net cash used in investing activities          (398,482)           -
                                                  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on notes payable - related parties         (175,000)           -
 Proceeds from notes payable - related parties         12,863            -
 Offering costs                                      (365,238)           -
 Proceeds from issuance of common stock             4,348,917            -
                                                  ------------ ------------
      Net cash provided by financing activities     3,821,542            -
                                                  ------------ ------------
Net Change in Cash                                    813,189            -

Cash, beginning of Period                                   -            -
                                                  ------------ ------------

Cash, end of Period                               $   813,189  $         -
                                                  ============ ============

Supplemental disclosures of cash flow information
  Interest paid                                   $       722  $         -
  Income taxes paid                               $       800  $         -

Supplemental schedule of disclosure of non-cash financing activities

During the period from July 22, 2002 (Inception) to  December 31, 2002, $50,000 of a
$225,000 note payable was converted into 2,716,250 shares of common stock of the
Company that the Company was committed to issue.

During the year ended December 31, 2003, the Company completed the following:
..    converted $150,000 of notes payable into 217,300 shares of common stock, of which
     $50,000 was for interest due under the note.
..    purchased equipment valued at $71,196 from a shareholder/officer in exchange for a note payable.






The accompanying notes are an integral part of these financial statements.

                                     F-5

                            iMEDIA INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

1.  ORGANIZATION

General

iMedia International, Inc. (the "Company") was reincorporated under the laws of the state of Delaware on November 25, 2003. In the reincorporation, the Company's predecessor, Irvine Pacific Corporation ("IPC"), merged with and into its wholly-owned subsidiary, iMedia International, Inc., and changed its name from "Irvine Pacific Corporation" to "iMedia International, Inc.".

Previously, IPC was incorporated under the laws of the state of Colorado on June 10, 1987. IPC had been in the development stage since inception and had been engaged in seeking business opportunities. On August 18, 2003, IPC entered into an Agreement and Plan of Merger, (the "Merger Agreement"), by and among IPC, IPC Merger Sub, Inc., a California corporation and wholly owned subsidiary of IPC ("Merger Sub"), Kanona Moeai, Jr. and Hollywood Previews, Inc., a California corporation ("HPI"). Pursuant to the Merger Agreement, on August 29, 2003 (the "Closing Date"), Merger Sub merged with and into HPI with HPI as the surviving company (the "Acquisition"). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 of IPC's common stock representing 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all notes of the Registrant outstanding immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction has been recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company.

Immediately prior to the Acquisition, IPC had only nominal assets and liabilities and no current business operations. Therefore, no pro forma information is presented. The financial statements reflect the operations of HPI since its inception on July 22, 2002 and those of IPC since the closing of the Acquisition on August 29, 2003.

HPI was incorporated on July 22, 2002 in the state of California and is a publisher of interactive, digital, multi-media publications on CD-ROM. HPI distributes an entertainment magazine on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. The magazine is also distributed through major Sunday newspapers. It is also targeted to specific households and handed out at movie theater box offices on a national basis.

Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale to advertisers and content providers of the Company's proprietary Usage Report that monitors the use of the disk by its audience.

On April 5, 2003, the following occurred:
..     An affiliated company of HPI, I-Publishing, Inc. ("I-Publishing")
      licensed to HPI the exclusive rights to use I-Publishing's intellectual property. I- Publishing is to receive annual royalties for each CD distributed.
..     HPI purchased property and equipment from I-Publishing that I-Publishing had purchased from a shareholder/officer. The transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of I-Publishing.

Combined Financial Statements

HPI is a member of an affiliated group (the "affiliated group"), which includes I-Publishing, MOD Studios, Inc. ("MOD Studios"), and The Modern Company, LLC ("The Modern Company"). If the consolidated financial statements were presented on a combined basis with the affiliated group, the pro forma impact on the consolidated financial condition and results of operations of the Company as of and for the year ended December 31, 2003 would be as follows:

                                        Affiliated    Combining    Combined
                          As Reported      Group       Entries      Basis
                         ------------- ------------ ------------ ------------
                                        (unaudited)  (unaudited)  (unaudited)
Balance sheet
  Current assets         $  1,024,306  $   108,609  $  (136,664) $   996,251
  Property and equipment       51,833            -            -       51,833
  Other assets                      -        1,000            -        1,000
  Due from affiliate                       285,472     (285,472)           -
                         ------------- ------------ ------------ ------------
Total assets             $  1,076,139  $   395,081  $  (422,136) $ 1,049,084
                         ============= ============ ============ ============

  Current liabilities         457,506      350,376     (422,136)     385,746

  Shareholders' and
   members' equity            618,633       44,705            -      663,338
                         ------------- ------------ ------------ ------------
Total liabilities and
  shareholders' and
  members' equity        $  1,076,139  $   395,081  $  (422,136) $ 1,049,084
                         ============= ============ ============ ============





                                        Affiliated    Combining    Combined
                          As Reported      Group       Entries      Basis
                         ------------- ------------ ------------ ------------
                                        (unaudited)  (unaudited)  (unaudited)
Results of operations
  Net sales              $    156,000  $   905,270  $  (542,550) $   518,720
  Expenses                  3,791,778     (329,578)     542,550    2,919,650
                         ------------- ------------ ------------ ------------
  (Loss) income from       (3,635,778)   1,234,848            -   (2,400,930)
    operations
  Other expense                   722      125,368            -      126,090
                         ------------- ------------ ------------ ------------
 (Loss) income before
   provision for
   income taxes            (3,636,500)   1,109,480            -   (2,527,020)
  Provision for income
   taxes                          800        1,600            -        2,400
                         ------------- ------------ ------------ ------------
    Net (loss) income    $ (3,637,300) $ 1,107,880  $         -  $(2,529,420)
                         ============= ============ ============ ============

The pro forma impact on the consolidated financial condition and results of operations of the Company as of and for the year ended December 31, 2002 would be as follows:



                                        Affiliated    Combining    Combined
                          As Reported      Group       Entries      Basis
                         ------------- ------------ ------------ ------------
Balance sheet
  Current assets         $          -  $   200,811  $         -  $   200,811
  Property and equipment            -       71,196            -       71,196
  Other assets                      -          700            -          700
  Due from affiliate          390,000            -     (390,000)           -
                         ------------- ------------ ------------ ------------
Total assets             $    390,000  $   272,707  $  (390,000) $   272,707
                         ============= ============ ============ ============

  Current liabilities         325,000    1,089,976     (390,000)   1,024,976

  Notes payable - related
   parties, net of current
   portion                          -       50,000            -       50,000
                         ------------- ------------ ------------ ------------
Total liabilities             325,000    1,139,976     (390,000)   1,074,976

  Shareholders' and
   members' equity
  (deficit)                    65,000     (867,269)           -     (802,269)
                         ------------- ------------ ------------ ------------
Total liabilities and
  shareholders' and
  members' equity        $    390,000  $   272,707  $  (390,000) $   272,707
                         ============= ============ ============ ============


                                        Affiliated    Combining    Combined
                          As Reported      Group       Entries      Basis
                         ------------- ------------ ------------ ------------
Results of operations
  Net sales              $          -  $ 1,455,377  $         -  $ 1,455,377
  Expenses                          -    1,684,331            -    1,684,331
                         ------------- ------------ ------------ ------------

  Loss from operations              -     (228,954)           -     (228,954)
  Other expense                     -      212,549            -      212,549
                         ------------- ------------ ------------ ------------
  Loss before provision
   for income taxes                 -     (441,503)           -     (441,503)
  Provision for income
   taxes                            -          800            -          800
                         ------------- ------------ ------------ ------------

    Net loss             $          -  $  (442,303) $         -  $  (442,303)
                         ============= ============ ============ ============

2.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company to date has experienced significant losses from operations and is highly dependent on equity and debt financing. These factors raise substantial doubt about its ability to continue as a going concern.

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


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of iMedia International, Inc. as of December 31, 2003, include the accounts of the Company and its wholly-owned subsidiaries Hollywood Previews, Inc., iMedia US, LLC, Las Vegas Previews, LLC and iPolitix, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. iMedia US, LLC, Las Vegas Previews, LLC and iPolitix, LLC had no operations during the year ended December 31, 2003.

Revenue Recognition

Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized when the product, usually a CD-ROM, is shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 101, are satisfied:
..    Persuasive evidence of an arrangement exists,
..    Delivery has occurred or services have been rendered,
..    The seller's price to the buyer is fixed or determinable, and
..    Collectibility is reasonably assured.

Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.

Accounts Receivable

The Company sells its products throughout the United States. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

Inventory

Carrying amounts of materials and supplies inventories are generally determined on a average cost basis and are stated at the lower of cost or market.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for all periods presented because the effect would have been anti-dilutive:

                                               December 31,
                                              2003      2002
                                            --------- ---------
Warrants and options issued in
  conjunction with a private
  placement and to consultants
  for services                               404,004         -


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

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations and Uncertainties

Total net sales earned from two customers constituted 63% and 24% respectively, of total net sales for the year ended December 31, 2003.

The Company had no receivables outstanding from customers at December 31, 2003.

4.  CASH

The Company places its cash in banks in excess of amounts insured by federal agencies. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

Equipment, at cost                       $   180,864
Less accumulated depreciation               (129,031)
                                         ------------
   Property and equipment, net           $    51,833
                                         ============

Depreciation expense was $26,284 and $0 for the years ended December 31, 2003 and 2002, respectively.


6.  NOTES PAYABLE   RELATED PARTIES

Notes payable   related parties at December 31, 2003 consisted of the
following:

Unsecured note payable to officer, bearing interest
 at 10% per annum, due on demand.                          $    12,863
                                                           ============
7.   COMMITMENTS

The Company leases its office facilities on a month-to-month basis for $3,250. Rent expense amounted to $26,000 for the year ended December 31, 2003.

8.  SHAREHOLDERS' EQUITY

Common Stock

During the period from July 22, 2002 (Inception) to December 31, 2002, the Company completed the following:

..    committed to issue 2,716,250 shares of common stock to a debtor in exchange for non-payment of $50,000 of interest payable.
..    committed to issue 2,716,250 shares of common stock to a consultant in exchange for $15,000 cash.

During the year ended December 31, 2003, the Company issued the following shares of common stock:

..    44,661,421 shares to founders.
..     5,432,500 committed shares of common stock.
..     4,654,990 shares to investors in exchange for $4,348,917 in cash.
..     2,000,000 shares as offering costs valued at $2,000.
..     2,217,046 shares to pre-reverse merger shareholders and noteholders.
..       217,300 shares to a creditor in satisfaction of $150,000 notes payable

Common Stock Subscription

At December 31, 2003, the Company had subscriptions for 566,667 shares of common stock from investors through a private placement and recorded subscription receivables of $680,000.


9.  INCOME TAXES

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2003 and 2002 as follows:

                                                      2003        2002
                                                   ----------   ---------
     Statutory regular federal income benefit rate         - %     (34.0)%
     State income taxes, net of federal benefit         (5.8)          -
     Change in valuation allowance                      39.6           -
     Other                                               0.2           -
                                                   ----------   ---------

              Total                                        - %         - %
                                                   ==========   =========

The components of the deferred income tax assets (liabilities) at December 31, 2003 were as follows:

     Net operating loss carry-forwards                       $  1,156,400
     Reserve for loan receivable                                  368,100
     State taxes                                                 (108,400)
     Other                                                         24,500
                                                              -------------
                                                                1,440,600
     Valuation allowance                                       (1,440,600)
                                                              -------------
     Total                                                    $         -
                                                              =============

The valuation allowance increased by approximately $1,440,600 during the year ended December 31, 2003. As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2,699,300 and $2,699,300, respectively. The net operating loss carryforwards begin expiring in 2023 and 2013, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change provisions of Internal Revenue Code Section 382 and similar state provisions.


10.  WARRANTS AND OPTIONS

During the year ended December 31, 2003, the Company completed the following:

..    issued warrants to purchase 100,098 shares of the Company's common stock earned as commissions totaling $20,177 to the placement agent for subscriptions obtained in private placements. The Company issued these warrants at exercise prices between $1.00 - $1.20 per share, with terms expiring in three years.

..    issued options to purchase 303,906 shares of the Company's common stock to third parties for consulting services totaling $45,734. The Company issued these options at exercise prices between $1.00 - $3.15 per share, with terms expiring in two to three years.

11.  RELATED PARTY TRANSACTIONS

Due from Affiliate

During the year ended December 31, 2003, management recorded a receivable write-off of $859,173 from MOD Studios since the financial condition of the affiliate made collection doubtful.

Licensing Agreement

I-Publishing licensed to the Company the exclusive rights to use its intellectual property. The Company is to pay I-Publishing a royalty of 5% of the gross profits associated with revenue earned that uses or relies upon the Licensor's intellectual property in any form. Licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as the we remain in operation. There are no minimum performance stipulations in the License Agreement. The license term is for 99 years beginning April, 2003. At December 31, 2003, there were no royalties payable to I-Publishing.

Executive Compensation paid to Affiliate

In lieu of salary to three executive officers for the year ended December 31, 2003, the Company paid I-Publishing $246,250 and recorded these payments as management compensation expense.


Repayment of Notes to Related Parties

During the year ended December 31, 2003, the Company repaid in full the following:

..    Unsecured note payable to a shareholder in the amount of $175,000.

..    Note payable to I-Publishing in the amount of $71,196.


12.  SUBSEQUENT EVENTS

Common Stock

Subsequent to December 31, 2003, the Company issued 308,333 shares of common stock to investors upon receipt of funds from subscription receivables totaling $370,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 27, 2003, the Company dismissed Andersen Andersen & Strong, L.C. ("AAS") as the Company's independent accountant. Effective October 27, 2003, the Company engaged Singer Lewak Greenbaum & Goldstein LLP as the Company's new independent accountants. This change was disclosed in the Company's Current Report on Form 8-K, dated October 27, 2003, which was filed with the Securities and Exchange Commission on October 29, 2003, and which is incorporated herein by reference. As stated in the Form 8-K, there were no disagreements with AAS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.



                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The members of the Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:

Name                     Age       Position               Held Position Since
----                      --       --------               -------------------
David G. MacEachern       48       Chairman and CEO              2003
Scott Kapp                43       President and Director        2003
Franklin H. Unruh         64       Chief Financial Officer       2003
                                     and Director
Kelly Konzelman           41       Executive Vice President      2003
Kevin Plate               47       Executive Vice President,     2003
                                    Sales and Business
                                    Development

David G. MacEachern, Chairman and Chief Executive Officer, has been a director and Chief Executive Officer since August 28, 2003. Previously from 1998, Mr. MacEachern was Chairman and Chief Executive Officer of the Company's predecessor and affiliate companies. From 1984 to 1998, Mr. MacEachern was Chief Executive Officer of David-Scott Advertising.

Scott Kapp, President, has been a director since August 28, 2003. Previously from 1998, Mr. Kapp was a director and President of the Company's predecessor and affiliate companies. From 1984 to 1998, he was President of David-Scott Advertising. Mr. Kapp holds a BA degree in public administration from the University of Southern California.

Franklin H. Unruh, Chief Financial Officer, has been a director since August 28, 2003. Previously from 2000, Mr. Unruh was a director and Chief Financial Officer of the Company's predecessor and affiliate companies. From 1987 to 2000, he was a financial consultant to the film industry. Mr. Unruh is a Chartered Accountant (South Africa).

Kelly Konzelman has been Executive Vice President since August 28, 2003 and is responsible for the Company's business affairs, corporate development and strategic acquisitions. From 1999 to present, he has been employed by his company, Investment Advisory Group, as a consultant to developing and start-up ventures. From 2000 to 2001, he was Director of Special Projects for HatchFactory.com, a business specializing in the development and funding of emerging technology and internet-based companies. During 1999, Mr. Konzelman was a licensed securities broker and registered investment advisor at San Clemente Securities.

Kevin Plate was named Executive Vice President, Sales and Business Development, on August 28, 2003. He previously joined the Company's predecessor as Senior Vice President of Sales in October, 2000. Mr. Plate's responsibilities include implementing the Company's sales and business development plan, and the development of new client-specific products and special projects. From 1994 to 2000, Mr. Plate' served as the Western Regional Director of Sponsorship Sales for The Golf Channel. From 1992 to 1994, he was Vice President Development for Advantage International. Previously, he served in various marketing positions at RJR Nabisco from 1988 to 1992.

The Company has not established an Audit Committee of the Board of Directors, or any other committee of the Board.

The Company has adopted a code of ethics that applies to its principal executive and financial officers.

Compliance With Section 16(a) of the Exchange Act

The Company believes all forms required to be filed under Section 16 of the Exchange Act have been filed timely.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation paid or accrued for each of the last three fiscal years to the Company's Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period:

Name and Principal                                 All Other
Position                      Year     Salary($)   Compensation($)
------------------            ----     ---------   ---------------

David G. MacEachern           2003     $ 170,500   $       -
Chief Executive Officer       2002     $ 108,634   $       -
                              2001     $ 143,000   $  38,500

Scott Kapp                    2003     $ 139,250   $       -
President

Franklin H. Unruh             2003     $ 122,750   $       -
Chief Financial Officer

Kelly Konzelman               2003     $ 148,350   $       -
 Executive Vice President

Kevin Plate                   2003     $ 144,375   $       -
Executive Vice President,
Sales and Business
Development

There have been no stock option grants to, or option exercises by, executive officers.

Directors are not paid compensation.


Employment and consulting agreements

The Company entered into employment agreements with Mr. MacEachern, Mr. Kapp and Mr. Unruh on August 1, 2003. Each officer is compensated $18,000 annually in addition to compensation received through I-Publishing, Inc as described below. The agreements may be terminated by the Company or employee upon 14-days written notice.

The Company entered into a consulting and independent contractor agreement with I-Publishing, Inc. on July 15, 2003. The agreement specifies monthly payments totaling $40,500 for the combined executive management services of the Company's Chief Executive Officer, President and Chief Financial Officer. The Company may terminate the agreement upon 30-days written notice.

The Company entered into consulting and independent contractor agreements on July 15, 2003 with Mr. Konzelman's company, Investment Advisory Group, Inc., and with Mr. Plate's company, Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 for management services. The Company may terminate the agreements upon 30-days written notice.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock as of March 15, 2004 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock and each of the Company's directors and executive officers. The percent ownership included in the following is based on 59,695,261 shares of Common Stock outstanding as of March 15, 2004. The address of each of the executive officers and directors is c/o iMedia International, Inc., 1721 21st Street, Santa Monica, California 90404.

Name of Principal Shareholders         Common Stock         Percent
------------------------------         ------------         -------

David G. MacEachern                     11,727,510            19.6%
Scott Kapp                              10,884,000            18.2%
Franklin H. Unruh                        5,432,500             9.1%
Waletta Far East Ltd                     5,432,500             9.1%

Directors and Executive Officers
--------------------------------

David G. MacEachern                     11,727,510            19.6%
Scott Kapp                              10,884,000            18.2%
Franklin H. Unruh                        5,432,500             9.1%
Kelly Konzelman                            271,625              *
Kevin Plate                              2,173,000             3.6%

All directors and executive
 officers as a group (5 persons)        30,488,635            51.1%

* Less than 1% of the outstanding Common Stock

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Acquisition of License Agreement and Physical Properties from\ I-Publishing, Inc.

The Company has obtained an exclusive license(s) for certain intellectual properties from an affiliate, I-Publishing, Inc., a closely related corporation controlled by, and whose beneficial owners are also principal shareholders and Directors of the Company. I-Publishing obtained the intellectual property indirectly from MOD Studios, Inc. in a foreclosure sale. These transactions include:

Prior to April 5, 2003, a shareholder/secured creditor of MOD Studios foreclosed on the physical assets of MOD Studios. The physical assets had a book value of $71,196 and the intellectual property had a book value of $0. The shareholder had notes payable totaling $393,331 at the time of the foreclosure. The shareholder is also an officer of Mod Studios, I-Publishing and the Company. The shareholder subsequently sold the assets and intellectual properties to I-Publishing for a royalty and preferred stock. In addition to the waiver of the notes payable, the shareholder will pay MOD Studios 5% of all royalty revenues received by the shareholder from I-Publishing directly for the use of the "Hollywood Previews" name or trademark.

On April 5, 2003, the Company purchased property and equipment from I-Publishing that I-Publishing had previously purchased from a shareholder/officer. The Transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of I-Publishing.

On April 5, 2003, I-Publishing licensed to HPI the exclusive rights to use its intellectual property. Hollywood Previews was to pay I-Publishing royalties of $0.05 per CD-ROM or DVD sold distributed with the "Hollywood Previews Entertainment Magazine" trademark or name and $0.02 per CD-ROM or DVD for any other publication that incorporates the licensed intellectual properties. The royalties were subject to inflationary increases every two years. The license term is for a period of 99 years beginning April 4, 2003.

On December 12, 2003, HPI, iPublishing, Inc. and the Company renegotiated the license agreement in order to make iMedia International, Inc. the exclusive licensee, and transfer the license for intellectual properties to iMedia International, Inc. In addition to the transfer, the royalty structure was re-negotiated. As opposed to a per-disc royalty, which under the existing license could exceed 100% of the gross profits for the Company's low-margin jobs, the license was adjusted to a flat 5% of the Company's gross profits (net sales minus cost of goods sold). The license agreement has a provision for adjustment so as to limit any windfall potential to the Licensor, and inures to the benefit of the Company.

    Some of the Company's Executive Compensation is Paid as "Consultants" Directly to Entities Owned or Controlled by the Officers or Principal Shareholders.

Compensation (salary) may be paid to the Company's primary and executive management either as an individual, or as an independent contractor. This includes certain executives of the Company who are also the primary owners and directors of I-Publishing, Inc. The majority of all executive compensation is paid directly to I-Publishing for distribution as directed by the executive. To comply with GAAP requirements and to accurately disclose the total amount of executive compensation, all monies paid to the executive both as an individual (employee) or to a related entity (consultant or independent contractor) are classified and listed on the Company's financial statements as "executive compensation".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this Annual Report:

Title of Document                                              Page
-----------------                                              ----
Independent Auditor's Report                                    F-1

Consolidated Balance Sheet                                      F-2

Consolidated Statements of Operations                           F-3

Consolidated Statement of Stockholders' Equity                  F-4

Consolidated Statements of Cash Flows                           F-5

Notes to Consolidated Financial Statements                      F-6

     (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

      None.

     (a)(3)EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.             Description                                   Note No.
-----------             -----------                                   --------

 2.1           Agreement and Plan of Merger dated
                 October 22, 2003                                          (3)
 2.2           Agreement and Plan of Merger dated
                 August 18, 2003                                           (2)
 3.1           Articles of Incorporation                                   (3)
 3.2           By-laws                                                     (3)
10.1           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and David MacEachern, as the Employee            (1)
10.2           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and Scott Kapp, as the Employee                  (1)
10.3           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and Frank Unruh, as the Employee                 (1)
10.4           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and Kelly Konzelman, as the Employee             (1)
10.5           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and Kevin Plate, as the Employee                 (1)
10.6           Consulting Agreement dated July 3, 2003
                 between Hollywood Previews, Inc., as the
                 Company, and I-Publishing, Inc., as Consultant            (1)
10.7           Consulting Agreement dated July 3, 2003
                 between Hollywood Previews, Inc., as the
                 Company, and Media Solutions Network LLC, as
                 Consultant                                                (1)
10.8           Consulting Agreement dated July 3, 2003
                 between Hollywood Previews, Inc., as the
                 Company, and Investment Advisory Group, Inc.,
                 as Consultant                                             (1)
10.9           License Agreement and Use of Intellectual
                 Properties Agreement between I-Publishing
                 and Hollywood Previews, Inc. as the Company
                 dated April 5, 2003                                       (1)

10.10          Assignment and Alteration of License Agreement
                 and Use of Intellectual Properties Dated
                 December 12, 2003 between iMedia International,
                 Inc. as the Company, and Hollywood Previews,
                 Inc. and I-Publishing, Inc.                               (1)
14             Code of Ethics for Principle Executive Officers
                 and Chief Financial Officer                               (1)
21             Subsidiaries of the Company                                 (1)
31.1           Certification of Chief Executive Officer pursuant
                 to Section 302 of the Sarbanes-Oxley Act of 2002          (1)
31.2           Certification of Chief Financial Officer pursuant
                 to Section 302 of the Sarbanes-Oxley Act of 2002          (1)
32             Certifications of Chief Executive Officer and
                 Chief Financial Officer pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002                         (1)

----------------

(1) Filed herewith.
(2) Incorporated by reference to the Registrant's Form 8-K dated
    August 29, 2003.
(3) Incorporated by reference to the Registrant's Schedule 14A
    Information dated November 10, 2003.


     (b) Reports on Form 8-K.

     The Company's predecessor, Irvine Pacific Corporation, filed a Current Report on Form 8-K on October 29, 2003, regarding the change of independent auditors.

     The Company filed a Current Report on Form 8-K on November 26, 2003, regarding the completion of its reincorporation as a Delaware corporation. In the reincorporation, the Registrant, merged with and into its wholly-owned subsidiary, iMedia International, Inc., a Delaware corporation ("iMedia"), with iMedia being the surviving corporation. As a result of the reincorporation, the Registrant changed its name from "Irvine Pacific Corporation" to "iMedia International, Inc.".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP for the year ended December 31, 2003 were $134,266. These fees include the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. There were no tax or other services rendered.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 iMEDIA INTERNATIONAL, INC.


Date: 3/23/04                     By: /s/ David MacEachern
     ---------                       -----------------------
                                     David MacEachern, Chief Executive Officer
                                     and Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 3/23/04                     By: /s/ David MacEachern
     ---------                       -----------------------
                                     David MacEachern, Chief Executive Officer
                                     and Chairman of the Board
                                     (Principal Executive Officer)


Date: 3/23/04                     By: /s/ Franklin Unruh
     ---------                       -----------------------
                                     Franklin Unruh, Chief Financial Officer
                                     and Director
                                     (Principal Accounting Officer)


Date: 3/23/04                     By: /s/ Scott Kapp
     ---------                       -----------------------
                                     Scott Kapp, President and Director