Form 10QSB
period 2004-03-31
IMEDIA INTERNATIONAL INC
filed 2004-05-14
CIK 1208498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: MARCH 31, 2004

        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_____________to_____________________

        Commission file number:  000-50159


                    IMEDIA INTERNATIONAL INC.
____________________________________________________________________
          (Name of small business issuer in its charter)



           DELAWARE                          56-2428786
________________________________  __________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
      Incorporation or organization)



             1721 21st STREET, SANTA MONICA, CA 90404
____________________________________________________________________
             (Address of principal executive offices)


                          (310) 453-4499
_____________________________________________________________________
                   (Issuer's Telephone Number)


_____________________________________________________________________
          (Former address, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of APRIL 30, 2004 the Registrant had 61,237,424 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS


                  PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS ............................................3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......10

ITEM 3:  CONTROLS AND PROCEDURES ........................................21


                    PART II: OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS ..............................................21

ITEM 2:  CHANGES IN SECURITIES ..........................................22

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES ................................22

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............22

ITEM 5:  OTHER INFORMATION ..............................................22

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K ...............................22

SIGNATURES ..............................................................23

CERTIFICATIONS ..........................................................24

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    IMEDIA INTERNATIONAL INC.
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2004
=============================================================================


                                                              MAR 31,
                                                               2004
                                                           ------------
ASSETS                                                      (unaudited)

CURRENT ASSETS
   Cash                                                    $   266,648
   Accounts receivable                                           8,000
   Inventory                                                    71,056
   Due from Affiliate                                          137,489
                                                           ------------
     Total current assets                                      483,193
                                                           ------------

PROPERTY AND EQUIPMENT, NET                                     55,317
                                                           ------------
     Total Assets                                          $   538,510
                                                           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                   $    84,022
   Due to affiliate                                            293,213
   Notes payable, related parties                                6,754
                                                           ------------
     Total current liabilities                                 383,989
                                                           ------------
SHAREHOLDERS' EQUITY
   Preferred stock, $0.001 par value, authorized
     20,000,000 shares; none outstanding                             -
   Common stock, $0.001 par value, authorized
     500,000,000 shares; 59,541,590 issued and
     outstanding                                                59,541
   Subscription receivable                                    (280,000)
   Common stock committed, 280,000 shares                      280,000
   Capital in excess of par value                            4,604,392
   Accumulated deficit                                      (4,509,412)
                                                           ------------

     Total shareholders' equity                                154,521
                                                           ------------

       Total liabilities and shareholders' equity          $   538,510
                                                           ============


The accompanying notes are an integral part of these financial statements.

                    IMEDIA INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended MARCH 31, 2004 and 2003.
                           (unaudited)
=============================================================================

                                                    Three          Three
                                                 Months Ended   Months Ended
                                                    Mar 31,       Mar 31,
                                                     2004           2003
                                                 ------------- -------------

Net sales                                        $     25,500  $          -

Cost of sales                                           4,700             -
                                                 ------------- -------------
Gross Income                                           20,800             -

Operating expenses                                    769,012             -

Operating expenses - related parties                  121,500             -
                                                 ------------- -------------
Loss from operations                                 (869,712)            -

Interest expense                                            -             -
                                                 ------------- -------------
Loss before provision for income taxes               (869,712)            -

Provision for income taxes                              2,400             -
                                                 ------------- -------------

    Net Loss                                     $   (872,112) $          -
                                                 ============= =============
NET LOSS PER COMMON SHARE
    Basic and diluted                            $      (0.01) $          -
                                                 ============= =============
WEIGHTED AVERAGE COMMON OUTSTANDING SHARES
 Basic and diluted                                 59,416,997             -
                                                 ============= =============














The accompanying notes are an integral part of these financial statements.

                    IMEDIA INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Three Months Ended March 31, 2004 and 2003.
                           (unaudited)
=============================================================================

                                                   March 31,     March 31,
                                                     2004          2003
                                                 ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $   (872,112) $          -
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation                                        9,639             -
    Non-cash stock compensation charge                 13,000             -
    Increase in accounts receivable                    (8,000)            -
    Decrease in prepaid expenses                        3,397             -
    Decrease in accounts payable and
      accrued expenses                                (35,962)            -
                                                 ------------- -------------
        Net cash used in operating activities        (890,038)            -
                                                 ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                               (13,123)            -
  Due from Affiliates & Associated Companies (net)    (32,272)            -
                                                 ------------- -------------
        Net cash used in investing activities         (45,395)            -
                                                 ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on notes payable - related parties           (7,500)            -
 Proceeds from notes payable - related parties          1,391             -
 Proceeds from collection of common stock
   subscription receivables                           370,000             -
 Proceeds from issuance of common stock                25,001             -
                                                 ------------- -------------
        Net cash provided by financing activities     388,892             -
                                                 ------------- -------------

Net Change in Cash                                   (546,541)            -

Cash, beginning of Period                             813,189             -
                                                 ------------- -------------

Cash, end of Period                              $    266,648  $          -
                                                 ============= =============

Supplemental disclosures of cash flow information
   Income taxes paid                             $      2,400  $          -
                                                 ============= =============

The accompanying notes are an integral part of these financial statements

                     IMEDIA INTERNATIONAL INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2004
============================================================================

1.  ORGANIZATION

Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the "Merger Agreement"), by and among the Company, IPC Merger Sub, Inc., a California corporation and wholly owned subsidiary of the Company ("Merger Sub"), Kanona Moeai, Jr. and HPI, on August 29, 2003 (the "Closing Date"), Merger Sub merged with and into HPI, with HPI as the surviving company (the "Acquisition"). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 of the Company's common stock representing 96.18% of the issued and outstanding common stock of the Company (after giving effect to the conversion of all notes of the Registrant outstanding immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company.
Immediately prior to the Acquisition, the Company had only nominal assets and liabilities and no current business operations.

On November 25, 2003, the Company merged with and into its wholly-owned subsidiary, iMedia International, Inc. ("iMedia"), with iMedia being the surviving corporation. As a result of the merger, the Company changed its name from "Irvine Pacific Corporation" to "iMedia International, Inc." and became a Delaware corporation.

On April 5, 2003, the following occurred:
.. An affiliated company of HPI, I-Publishing, Inc. ("I-Publishing") licensed to HPI the exclusive rights to use I-Publishing's intellectual property whereby I-Publishing is to receive annual royalties for each CD distributed.
..  HPI purchased the property and equipment from I-Publishing that
   I-Publishing had purchased from a shareholder/officer.
.. The transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of I-Publishing.

As a result of the Acquisition, the Company became a publisher of interactive, digital, multi-media publications on CD-ROM. The Company distributes Hollywood Previews(TM) Entertainment Magazine, an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment Magazine is used primarily to showcase the Company's proprietary digital publishing system capabilities. In addition, the Company markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. The Company's publications are distributed either through major Sunday newspapers, inserted in magazines and periodicals at movie theater box offices, or handed-out or mailed directly to consumers.

The majority of revenues to date have been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment Magazine. We also intend to begin sales efforts of our proprietary Usage Report that monitors the navigation and use of the disk by its audience.

Combined Financial Statements - Footnote

Hollywood Previews Inc. (HPI) was the predecessor company. The pro-forma impact on the consolidated results of operations of the Company, for the quarter ended March 31, 2003 would be as follows:


                            HPI      Affiliated  Combining    Combined
                                     Group       Entries      Basis
                         ----------- ----------- ------------ -------------
                         As Reported
Results of operations
   Net sales             $        -  $  221,505  $        -   $    221,505
   Expenses                       -     491,500           -        491,500
                         ----------- ----------- ------------ -------------
 (Loss)income from
   operations                     -    (269,995)          -       (269,995)

  Other expense                   -       5,965           -          5,965
                         ----------- ----------- ------------ -------------
 (Loss) income before
   provision for
   income taxes                   -    (275,960)          -       (275,960)

  Provision for
   income taxes                   -           -           -              -
                         ----------- ----------- ------------ -------------
  Net(loss) income       $        -  $ (275,960) $        -   $   (275,960)
                         =========== =========== ============ =============

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The consolidated financial information as of March 31, 2004 and for the three months ended March 31, 2004 is un-audited and reflects all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future period. These financial statements should be read in conjunction with the Company's financial statements in the Company's Form 10-KSB for the year ended December, 2003.

Basis of Presentation

The consolidated financial statements of iMedia International include the accounts of the Company, its wholly owned subsidiaries iMedia US, LLC and HPI. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized when the product, usually either a CD-ROM or DVD, is shipped to the customer or is distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 101, are satisfied:
..    Persuasive evidence of an arrangement exists,
..    Delivery has occurred or services have been rendered,
..    The seller's price to the buyer is fixed or determinable, and
..    Collectibility is reasonably assured.

Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.

Earnings (Loss) per Common Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares if all dilutive potential common shares had been outstanding.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations and Uncertainties

The Company does not believe in the near future that its earnings from sales to customers will be over concentrated in any one or in only a few customers. The business plan calls for sales to a wide variety of customers. The Company's receivables outstanding at March 31, 2004 have subsequently been paid.


4.  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 consisted of the following:

      Equipment                             193,987
      Less accumulated depreciation         138,670
                                       ------------
      Total                            $     55,317
                                       ============

5.  LINES OF CREDIT

The Company cancelled its line of credit with a financial institution in March, 2004 which enabled it to borrow up to $30,000,


6.  COMMITMENTS - RENT

The Company leases its office facilities on a month-to-month basis. Rent expense amounted to $9,750 for the three months ended March 31, 2004 and $9,750 for the three months ended March 31, 2003.


7.  SHAREHOLDERS' EQUITY

Common Stock Subscription

During the three months ended March 31, 2004 the Company received subscriptions of $25,000 for 25,000 shares of common stock from an accredited investor through a private placement. In addition $370,000 was received from prior subscriptions receivable.

Common Stock issued for Services

During the three months ended March 31, 2004 we issued a total of 25,000 restricted shares for services. These include:
..    15,000 shares to a consultant, 12,000 shares for services rendered and expensed during 2003, and 3,000 shares for services rendered this quarter.
..    10,000 restricted shares were issued to a consultant for services rendered during this quarter.

8.  WARRANTS

No warrants were issued during the quarter ending March 31, 2004.


9.  EXECUTIVE COMPENSATION PAID TO AN AFFILIATE

In lieu of salary to three executive officers for the three-month period ended March 31, 2004 we paid I-Publishing the amount of $121,500 and recorded these payments as management compensation expense.


10. RELATED PARTY TRANSACTIONS

Notes Payable

The $7,500 Unsecured Note payable at December 31, 2003 payable to an officer, bearing interest at 10% per annum, due on demand, was been paid off in March, 2004. The balance on the Unsecured Note payable to an officer at March 31, 2004 is $6,754. The on-demand note carries no interest.


11.  SUBSEQUENT EVENTS

Common Stock Subscription

Subsequent to March 31, 2004 and pursuant to the a Private Offering Memorandum dated March 18th, 2004, the company issued 1,462,500 shares of common stock at a price of $1.00 per share for a total of $171,500.

Convertible Note Payable

On April 22, 2004 the Company closed on a short-term convertible note payable to Augustine Fund, LLP. The Company borrowed the amount of $250,000 payable in 90-days. The Company has an option to extend the note for an additional 90-days. The Note bears interest of 8% APR, compounded monthly. As an incentive to make the loan, Augustine Fund was issued a 3-year cashless warrant to purchase up to 50,000 shares at a strike price of $1.00 per share. In addition, Augustine was issued a second cash warrant to purchase up to 250,000 additional common shares. The Company has the right to repay the note at any time subject to a 10-day option to convert by Augustine. Should Augustine elect to convert, the note will convert into 250,000 shares of
common stock.   In addition, should Augustine convert, an additional 3-year warrant for 325,000 shares, exercisable at $1.00 per share would then become effective. Should the Company elect to exercise its 90-day extension, the strike price of the warrants shall be adjusted incrementally to the benefit of Augustine Fund.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-QSB are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof.

OVERVIEW

Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the "Merger Agreement"), by and among the Company, IPC Merger Sub, Inc., a California corporation and wholly owned subsidiary of the Company ("Merger Sub"), Kanona Moeai, Jr. and HPI, on August 29, 2003 (the "Closing Date"), Merger Sub merged with and into HPI, with HPI as the surviving company (the "Acquisition"). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 of the Company's common stock representing 96.18% of the issued and outstanding common stock of the Company (after giving effect to the conversion of all notes of the Registrant outstanding immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company.
Immediately prior to the Acquisition, the Company had only nominal assets and liabilities and no current business operations.

On November 25, 2003, the Company merged with and into its wholly-owned subsidiary, iMedia International, Inc. ("iMedia"), with iMedia being the surviving corporation. As a result of the merger, the Company changed its name from "Irvine Pacific Corporation" to "iMedia International, Inc." and became a Delaware corporation.

On April 5, 2003, the following occurred:
..      An affiliated company of HPI, I-Publishing, Inc. ("I-Publishing")
       licensed to HPI the exclusive rights to use I-Publishing's intellectual property whereby I-Publishing is to receive annual royalties for each CD distributed.
..      HPI purchased the property and equipment from I-Publishing that
       I-Publishing had purchased from a shareholder/officer.
..      The transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of I-Publishing.

As a result of the Acquisition, the Company became a publisher of interactive, digital, multi-media publications on CD-ROM. The Company distributes Hollywood Previews(TM) Entertainment Magazine, an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment Magazine is used primarily to showcase the Company's proprietary digital publishing system capabilities. In addition, the Company markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. The Company's publications are distributed either through major Sunday newspapers, inserted in magazines and periodicals at movie theater box offices, or handed-out or mailed directly to consumers.

The majority of revenues to date have been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment Magazine. We also intend to begin sales efforts of our proprietary Usage Report that monitors the navigation and use of the disk by its audience.

PLAN OF OPERATION

For the quarter ended March 31, 2004, and for the next 12 months, our plan of operation focuses on the following primary objectives:
     . Continued development and publication of Hollywood Previews(TM)
       Entertainment Magazine,
     . Establishment of strategic distribution partners in the various information dissemination industries,
     . Identification and development of specialty and custom disc customers, industry sectors and content,
     . Raising capital through debt issues and new private offerings.

Hollywood Previews(TM)Entertainment iMagazine.

We continue to publish Hollywood Previews(TM) Entertainment iMagazine (interactive Magazine) and use this publication as a showcase for our proprietary digital publishing system. During the quarter ended March 31, 2004, we produced a limited edition Academy Awards Commemorative Hollywood Previews(TM) Entertainment iMagazine that was distributed primarily in the Los Angeles, CA market and targeted to industry insiders and those associated with the Academy Awards, including nominees and winners. In addition, we produced 160,000 copies of a special Australian edition of Hollywood Previews that was commissioned and distributed by Village Road Show in Australia. As advertising and promotional budgets for most national sponsors have been pre-committed for up to three to four future quarters, and as we only began escalated sales efforts for Hollywood Previews(TM)Entertainment Magazine beginning in third quarter 2003, we have not yet been able to achieve profitability on the publication of this product.

Therefore, a major portion of our time and resources has been diverted to the development of special edition and custom publications for a variety of industries and corporate clientele. We foresee that the custom disc market will eventually constitute the majority of our future revenues. We have identified and have developed new products specifically targeted to these new markets, industries and sectors. We intend to use a large portion of our capital on an ongoing basis to develop these targeted markets. We will continue to publish Hollywood Previews(TM)Entertainment Magazine, but may elect to reduce future distribution on issues where there will be revenue shortfalls.


Strategic Distribution Partners

We are continuing to forge relationships with major publishers of newspapers and magazines for strategic distribution. We are working closely with these publishers to develop a series of interactive, digital enhancements that will serve as digital supplements to their publications.

In conjunction with a major metropolitan newspaper, we intend to underwrite the costs for several unique new publications so as to guarantee publication and distribution over the next twelve months. By undertaking to subsidize any revenue we ensure continuity of our publishing calendar with the newspaper and our potential sponsors.

For each strategic distribution publishing partner, we plan to implement a revenue sharing program that will allow us to participate in the combined sponsorship revenues.


Custom Discs.

A major portion of our time and resources has been spent in the development of special edition and custom interactive publications for a variety of industries and corporate clientele. This quarter, we created a special custom disc for the Spanish TV Network, Univison, which was used as a "Hispanic Voter Tool Kit" designed to inform viewers and media buyers about the Hispanic community, its buying- and its political power. This disc is important because it serves as a paradigm for future politically oriented interactive discs that will be marketed by our subsidiary, iPolitix, LLC.

In addition, we have also produced demonstration discs for companies such as Costco Stores, KB Homes, Avon Cosmetics, NFL Channel, Microsoft, DirecTV and others.

Subsequent to March 31, 2004, we have produced and/or distributed 500,000 custom discs for the Tribecca Film Festival sponsored by American Express and an additional 800,000 discs for Fox Broadcasting Network for the promotion of a major FX Channel television show.

We foresee that the custom disc market will constitute a major part of our future revenues. We have identified and have developed new products specifically targeted to these new markets, industries and sectors. We intend to use a portion of our capital on an ongoing basis to develop these targeted markets.

We will continue to open up new segments of industry and commerce and new lines of distribution. Topics and sectors include entertainment, sports, travel, information, medical, and direct marketing.


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

Revenue Recognition- Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized when the product, usually either a CD-ROM or DVD, is shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 101, are satisfied:

   .  Persuasive evidence of an arrangement exists.
   .  Delivery has occurred or services have been rendered.
   .  The seller's price to the buyer is fixed or determinable.
   .  Collectibility is reasonably assured.

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

The consolidated financial statements of iMedia International Inc., as of March 31, 2004 include the accounts of the Company and its wholly owned subsidiaries HPI, and iMedia US LLC. The majority owned subsidiaries Las Vegas Previews, LLC and iPolitix, LLC had no operations for the three months ended March 31, 2004.

On a combined basis, the Company and the Predecessor Companies have incurred operating losses since inception due to the expenses involved with production, fundraising and for general and administrative expenses. Significant expenditures at the corporate level continue. These outlays include production and distribution costs, fundraising costs, marketing costs, growth initiatives, legal, accounting and other professional fees.

The following discussion is based on a comparison of the Company's operations for the three months ended March 31, 2004 to the Predecessor Companies' financial statements for the three months ended March 31, 2003:


Sales

Net sales for the three months ended March 31, 2004 were $25,500 compared with $221,505 for the three months ended March 31, 2003.

The reduction in sales reflects a shift in our sales emphasis towards special edition and custom disc production which have a longer sales cycles. Additionally, we had lower advertising and sponsorship revenues for Hollywood Previews(TM) Entertainment iMagazine during this quarter and we have focused much of our sales and marketing activities towards the forming of strategic partnerships with publishers of newspapers and magazines.


Cost of Sales

Cost of sales declined from $126,656 to $4,700 for the three months ended March 31, 2004 and 2003, respectively. Gross profit was $20,800 (or 81%) and $94,849 (or 43%) for the three months ended March 31, 2004 and 2003, respectively for an overall decrease of 38%.

Revenues during this quarter originated primarily from design fees and royalties for which there was little associated cost of sales. Cost of sales from the comparative quarter included a combination of design and manufacturing costs, thus there is little parity in comparisons between the two periods. In the future, it is anticipated that sales and cost of sales shall constitute a variety of design, manufacturing, replication and advertising, and that the cost of sales will average 20% to 40% of gross revenues. We may also be required to vary the profitability of each project so as to establish market share. The Company foresees the need to continue its policy of cost variation in order to achieve significant market penetration and brand recognition.


Operating Expenses

Operating expenses increased to $890,512 (144%) for the three months ended March 31, 2004, compared to $364,844 for the same period in the prior year.

The increase in expenses is due primarily to continued development of our products, growth initiatives, expenses associated with expanded sales efforts, as well as substantial legal and accounting costs associated with completing our reverse-merger and maintaining our fully-reporting status. The Company has dramatically increased its sales and marketing efforts resulting in additional operating expenses. As the Company's business increases, it is anticipated that operating expenses will increase in absolute dollars, but should decrease as a percentage of sales.


Interest Expense

Interest expense was zero for the three months ended March 31, 2004, compared to $5,965 in the same period of the prior year.

The decrease is due to reductions in borrowings as a result of the raising additional financing by the sale of common stock.

Net Profit or Loss

Net loss for the three months ended March 31, 2004 increased to ($872,112) compared to ($275,960) for an increased loss of ($596,152) or 216% to the comparable period of the prior year.

The increase in net loss is primarily attributable to the expanded operations, the substantial legal and accounting costs related to the our reverse merger and fully-reporting status, and our increased sales and marketing efforts.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, the Company raised $25,000 in net proceeds from the private sale of its equity securities and received $370,000 against the prior period's subscriptions receivable. Subsequent to March 31, 2004, the Company has raised an additional $1,462,500 in gross proceeds from new investors.

Net cash used in operating activities for the three months ended March 31, 2004 was ($890,038), resulting in a net operating loss.

Net cash used in investing activities in the three months ended March 31, 2004 was ($45,395) reflecting the purchase of fixtures and equipment ($13,123) and a reduction in the amount due from Affiliates and Associated companies of ($32,272).

Net cash provided by financing activities for the three months ended March 31, 2004, totaled $388,892. The Company received net proceeds from issuance of common stock totaling $395,000. This was offset primarily by payments on notes payable to related parties of ($6,109).

The Company's ability to make payments to fund planned capital expenditures and operations will depend on its ability to generate sufficient cash in the future. The Company has only limited revenues and will not be in a position to materially increase sales until at least the second quarter of 2004. The Company has historically raised funds to support its operating expenses and capital requirements through sales of equity securities or through other credit arrangements. The Company's cash on hand and cash generated from operations should be sufficient to meet its anticipated general and administrative needs for the next twelve months. However, in order to satisfy its mid-term expansion and liquidity requirements, the Company will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy the Company's liquidity requirements, the Company may have to reduce or dramatically curtail the development of new products, distribution of current publications and other services. Any future funding may take the form of debt or equity or a combination thereof.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company to date has not had significant operations and is highly dependent on equity and debt financing. The Company incurred net operating losses of ($872,112) for the three months ended March 31, 2004.

Internal and External Sources of Liquidity

The Company believes that over the next 12 months it will experience a steady growth in revenues and a steady growth towards profitability. However in the near term, it will require new capital to finance the shortfall in revenues and the growth. To address issues of liquidity, create an adequate capital pool the Company has done or is preparing the following actions:

On April 22, 2004 the Company closed on a short-term convertible note payable to Augustine Fund, LLP. The Company borrowed the amount of $250,000 payable in 90-days. The Company has an option to extend the note for an additional 90-days. The Note bears interest of 8% APR, compounded monthly. As an incentive to make the loan, Augustine Fund was issued a 3-year cashless warrant to purchase up to 50,000 shares at a strike price of $1.00 per share. In addition, Augustine was issued a second cash warrant to purchase up to 250,000 additional common shares. The Company has the right to repay the note at any time subject to a 10-day option to convert by Augustine. Should Augustine elect to convert, the note will convert into 250,000 shares of
common stock.   In addition, should Augustine convert, an additional 3-year warrant for 325,000 shares, exercisable at $1.00 per share would then become effective. Should the Company elect to exercise its 90-day extension, the strike price of the warrants shall be adjusted incrementally to the benefit of Augustine Fund


Recent Sales of Unregistered Securities

On March 18, 2004, the Company offered up to $1,000,000 of common stock at an offering price of $1.00 per share in a private placement. The stock was sold directly by the Company, and through a non-exclusive placement agent, Salomon-Grey Financial Corporation. The shares were offered only to persons who are "accredited investors" as defined in Rule 501 of Regulation "D" promulgated under the Securities Act of 1933, as amended, or who are non-United States persons as defined in Regulation S under the Securities Act. As at March 31,2004 the Company had sold 25,000 shares, in that offering, directly, and had received net proceeds of $25,000, there were no selling commissions.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made by us from time to time are not based strictly on historical facts but are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," or "will," or similar words or expressions, are intended to identify forward looking statements. This forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements are predictions by their nature. Actual events or results may differ materially and there are a variety of factors that could cause results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and any list of such factors cannot be exhaustive. We are under no duty to update any forward-looking statements.

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


  - The Company has a limited operating history and may incur losses as it seeks to grow. -

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


  - The Company may not be successful in establishing necessary strategic alliances. -

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


   - Some of the Company's agreements have not been finalized and terms may differ. -

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


   - Competition and technological uncertainty exists in the market.-

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


   - The Company faces technology risks. -

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


   - There is no guarantee that the motion picture studios will continue to provide the Company with content and movie trailers at no cost. -

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


   - The Company's future depends, in part, on its Key Personnel, Consultants and Principal Management's continued participation. -

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


   - Loss of relationships with key suppliers may harm the Company. -

Whenever possible, the Company will acquire businesses, products or product lines which do not rely on a single supplier for raw materials or finished goods, but there can be no assurance that some products or product lines will be able to utilize materials or parts except those available through a single supplier.

   - Control by Management. -

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

   - Lack of Product or Multi-Media Insurance Coverage. -

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

   - Quarterly Operating Results May Vary. -

Our quarterly operating results are subject to substantial fluctuations and any failure to meet financial expectations for any fiscal quarter may disappoint securities analysts and investors and could cause our stock price to decline.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

    .  Changes in demand for our products;
    .  Our ability to meet the demand for our products;
    .  Existing and increased competition;
    .  Our ability to compete against significantly larger and better funded competitors;
    .  The number, timing, pricing and significance of new products and product introductions and enhancements by us and our competitors;
    .  Our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;
    .  Changes in pricing policies by us and our competitors;
    .  The timing of significant orders and shipments;
    .  Litigation with respect to liability, trademark or copyright claims or product recalls and any insurance covering such claims or recalls; and . General economic factors.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon these comparisons as indications of future performance. These factors may cause our operating results to be below market analysts' expectations in some future quarters, which could cause the market price of our stock to decline.


   - General Economic Slowdowns May Have a Material Effect on Sales. -

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability will suffer.


   - The Company is Highly Dependant Upon Outside Consultants. -

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


   - Our Intellectual Properties Rights May be Challenged or Infringed. -

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


    - Our international business exposes us to a number of risks. -

A significant part of our current sales are and a significant part of our projected future sales will be derived from international operations. In addition, we anticipate having material international operations, including, a variety of jointly-owned subsidiary operations. Accordingly, we will be exposed to risks associated with international operations, including risks associated with re-valuation of the local currencies of countries where we sell our products or conduct business, which may result in our products becoming more expensive in local currency terms, thus reducing demand or in increased costs to us. Our operations and financial results also may be significantly affected by other international factors, including:

    . Foreign government regulation;
    . Political or economic instability in our target markets;
    . Trade restrictions;
    . Changes in tax laws and tariffs;
    . Inadequate protection of intellectual property rights in some countries; . Managing foreign distributors, manufacturers and staffing; and . Managing foreign branch offices.

If these risks actually materialize, our sales to international customers, as well as those domestic customers that use products manufactured abroad, may decrease.


   - Future Acquisitions may prove unprofitable. -

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


   - Future sales of our common stock may depress our stock price. -

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




                   PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        NONE

ITEM 2: CHANGES IN SECURITIES

For the three months ended March 31, 2004, the Company sold an aggregate of 25,000 shares to one accredited US investor and received gross proceeds of $25,000 in cash. The shares were sold pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. No commissions were payable in connection with the sale of those shares. Unpaid commitments at December 31, 2003 of $680,000 were reduced by receipt of cash in the amount of $370,000, and further reduced by $30,000, the reversal of a prior open commitment. 15,000 shares were issued to Maier and Company for services, 12,000 from "committed" in the prior period and 3,000 in this period.


ITEM 3: DEFAULTS ON SENIOR SECURITIES

        NONE


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        NONE


ITEM 5: OTHER INFORMATION

        NONE


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits


Exhibit
Number        Description
----------    -----------

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the
              Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


(B) Reports on Form 8-K

     NONE

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 13 ,2004

                                     IMEDIA INTERNATIONAL INC.



                                 By: /s/ David MacEachern
                                     -----------------------------------------
                                     David MacEachern, Chief Executive Officer


                                 By: /s/ Franklin Unruh
                                     ----------------------------------------
                                     Franklin Unruh, Chief Financial Officer