Form 10QSB
period 2004-06-30
IMEDIA INTERNATIONAL INC
filed 2004-08-23
CIK 1208498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: JUNE 30, 2004

        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________  to_______________


        Commission file number:  000-50159



                    IMEDIA INTERNATIONAL, INC.
____________________________________________________________________
          (Name of small business issuer in its charter)

                DELAWARE                          56-2428786
     ________________________________    __________________________________
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      Incorporation or organization)


             1721 21st STREET, SANTA MONICA, CA 90404
        __________________________________________________
             (Address of principal executive offices)

                          (310) 453-4499
 _______________________________________________________________
                    Issuer's Telephone Number

 _______________________________________________________________
          (Former address, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 6, 2004 the Registrant had 60,983,583 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS



PART I:  FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS...............................................3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........13

ITEM 3:  CONTROLS AND PROCEDURES...........................................28


PART II: OTHER INFORMATION


ITEM 1:  LEGAL.............................................................28

ITEM 2:  CHANGES IN SECURITIES.............................................29

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES...................................29

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............29

ITEM 5:  OTHER INFORMATION.................................................30

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K .................................32

SIGNATURES................................................................ 33

CERTIFICATIONS.............................................................34

PART I: FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS



















                    IMEDIA INTERNATIONAL INC.
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2004
==============================================================================

                                              JUNE 30,         DEC. 31,
                                                2004             2003
                                             -------------  -------------
ASSETS                                       (unaudited)

CURRENT ASSETS
 Cash                                        $    278,477   $    813,189
 Accounts receivable                              444,585              -
 Prepaid expense                                        -          3,397
 Inventory                                              -         71,056
                                             -------------  -------------
     Total current assets                         723,062        813,189

PROPERTY AND EQUIPMENT, NET                        72,487         51,833
                                             -------------  -------------

     Total Assets                            $    795,549   $  1,076,139
                                             =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses       $    261,560   $    159,171
 Due to Affiliate                                  92,356        285,472
 Notes payable                                    231,992         12,863
                                             -------------  -------------
     Total current liabilities                    585,908        457,506
                                             -------------  -------------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value, authorized
   20,000,000 shares; none outstanding                  -              -
 Common stock, $0.001 par value, authorized
   500,000,000 shares; 60,983,583 issued and
   outstanding                                     60,983         59,183
 Subscriptions receivable                        (530,000)      (680,000)
 Common stock committed, 530,000, shares          580,000        691,520
 Deferred compensation                            (47,317)             -
 Capital in excess of par value                 5,896,982      4,185,230
 Accumulated deficit                           (5,751,007)    (3,637,300)
                                             -------------  -------------

     Total shareholders' equity                   209,641        618,633
                                             -------------  -------------

     Total liabilities and equity            $    795,549   $  1,076,139
                                             =============  =============



The accompanying notes are an integral part of these financial statements.




                    IMEDIA INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three and Six Months Ended JUNE 30, 2004 and 2003.
                           (unaudited)
=============================================================================

                           Three Months  Three Months    Six Months    Six Months
                           Ended         Ended           Ended         Ended
                           June 30,      June 30,        June 30,      June 30,
                           2004          2003            2004          2003
                           ------------- --------------- ------------- -------------
Net sales                  $    899,675  $       37,500  $    925,175  $     37,500

Cost of sales                   766,409          32,411       771,109        32,411
                           ------------- --------------- ------------- -------------
Gross Income                    133,266           5,089       154,066         5,089

Operating expenses            1,158,317         567,879     1,927,329       567,879

Operating expenses
  - related Parties             121,500         850,179       243,000       850,179
                           ------------- --------------- ------------- -------------
Loss from operations         (1,146,551)     (1,412,963)   (2,016,263)   (1,412,963)

Interest expense                 95,044             511        95,044           511
                           ------------- --------------- ------------- -------------
Loss before provision
  for income taxes           (1,241,595)     (1,413,474)   (2,111,307)   (1,413,474)

Provision for income taxes            -             800         2,400           800
                           ------------- --------------- ------------- -------------

  Net Loss                 $ (1,241,595) $   (1,414,274) $ (2,113,707) $ (1,414,274)
                           ============= =============== ============= =============
NET LOSS PER COMMON SHARE
  Basic and diluted        $      (0.02) $        (0.03) $      (0.04) $      (0.03)
                           ============= =============== ============= =============
WEIGHTED AVERAGE COMMON
 OUTSTANDING SHARES
  Basic and diluted          60,488,428      50,300,373    59,953,397    50,300,373
                           ============= =============== ============= =============


The accompanying notes are an integral part of these financial statements.
















                    IMEDIA INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended JUNE 30, 2004 and 2003.
                           (unaudited)

====================================================================================

                                                        JUNE 30,        JUNE 30,
                                                          2004            2003
                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (2,113,707)  $ (1,414,274)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Interest on fixed conversion feature                    90,044              -
    Depreciation                                            20,739          8,697
    Reserve for collection of receivable
      due from affiliate                                         -        850,173
    Non-cash stock compensation                             13,000              -
    Increase in accounts receivable                       (444,585)        37,500
    Increase in other assets                                     -         (7,500)
    Increase in deferred compensation                      (47,317)             -
    Decrease in prepaid expenses                             3,397              -
    Decrease in inventory                                   71,055              -
    Increase in accounts payable                           102,389         13,654
    Increase in committed stock                             50,000              -
                                                      -------------  -------------
        Net cash used in operating activities           (1,987,215)      (586,750)
                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                                     (41,393)             -
 Due from Affiliates & Associated Companies (net)          (56,451)      (535,173)
                                                      -------------  -------------
        Net cash used in investing activities              (97,844)      (535,173)

CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on notes payable - related parties               (14,254)      (175,000)
 Proceeds from notes payable - related parties               1,391          7,500
 Proceeds from notes payable                               250,000              -
 Proceeds from collections of common stock
   subscriptions                                           370,000              -
 Proceeds from issuance of common stock                  1,058,000      1,570,000
 Offering Costs paid on issuance of common stock          (114,790)        29,249
                                                      -------------  -------------
       Net cash provided by financing activities         1,550,347      1,373,251
                                                      -------------  -------------

 Net Change in Cash                                       (534,712)       251,328

 Cash, beginning of Period                                 813,189              -
                                                      -------------  -------------

 Cash, end of Period                                  $    278,477   $    251,328
                                                      =============  =============
Supplemental disclosures of cash flow information
   Income taxes paid                                  $      2,400   $        800
                                                      =============  =============


The accompanying notes are an integral part of these financial statements.


                     IMEDIA INTERNATIONAL INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004
=============================================================================

1.  ORGANIZATION

Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the "Merger Agreement"), a wholly-owned subsidiary of the Company's corporate predecessor, Irvine Pacific Corporation ("IPC") merged with and into Hollywood Previews, Inc. ("HPI"), on August 29, 2003, resulting in HPI becoming a wholly-owned subsidiary of IPC (the "Acquisition").

As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 shares of IPC common stock which, immediately following the Acquisition, represented 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all of IPC's outstanding notes immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company. Immediately prior to the Acquisition IPC had only nominal assets and liabilities and no current business operations.

Effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, iMedia International, Inc. (the "Company"). This change in IPC's state of incorporation and corporate name was approved by the holders of a majority of IPC's outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.

As a result of the reincorporation merger, each outstanding share of IPC's common stock was automatically converted into one share of Company common stock. Each stock certificate representing issued and outstanding shares of IPC's common stock continues to represent the same number of shares of common stock of the Company. The Company continues to operate the business of IPC, and the reincorporation did not result in any change in IPC's former business, assets or liabilities, did not cause the Company's headquarters to be moved, or result in any relocation of management or other employees.

At the time of the Acquisition HPI held an exclusive license from iPublishing, Inc. ("iPublishing"), an affiliate of the Company, to use iPublishing's intellectual property (the "License"). iPublishing's three shareholders, David MacEachern, Scott Kapp and Franklin Unruh (each of whom own approximately 33% of the outstanding securities of iPublishing), are each officers and directors of the Company. Pursuant to the License, iPublishing receives annual annual royalties of 5% of Gross Margin generated by disks produced by the Company using iPublishing technology. Because the License is exclusive, iPublishing may not license or assign any of its intellectual property to any other party and may not compete with the Company. It is the Company's intention to permanently acquire all of iPublishing's intellectual property at some point in the future when operations and revenue have stabilized. In connection with the exclusive license, HPI purchased all of iPublishing's property and equipment, which iPublishing had previously purchased from one of its shareholders and officers. The purchase transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of iPublishing. HPI has since transferred the exclusive license to its parent, the Company. The intellectual property covered by the License consists of various proprietary procedures, codes, technologies, copyrights, trademarks and brands, along with the proprietary suite of mastering software used to create our CD-ROM and DVD-ROM products.

As a result of the Acquisition, the Company became a publisher of interactive, digital, and multimedia publications on CD-ROM. The Company distributes Hollywood Previews(TM) Entertainment iMagazine(TM) , an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment iMagazine(TM) s used primarily to showcase the Company's proprietary digital publishing system capabilities. The Company also markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. The Company's publications are distributed either through major Sunday newspapers, inserted in magazines and periodicals at movie theater box offices, handed-out or mailed directly to consumers.

The majority of our revenues to date have been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment iMagazine(TM). We also intend to begin sales efforts of our proprietary Usage Report that monitors the navigation and use of Hollywood Previews(TM) Entertainment iMagazine(TM) by its audience.

The Company is a holding company doing business through various operating subsidiaries. We formed iMedia US, LLC, a California limited liability company on December 24, 2003 to serve as our primary operating unit.

Combined Financial Statements - Footnote

The pro-forma impact of HPI, the predecessor company, on the consolidated results of operations of the Company, for the three months and six months ended June 30, 2003 would be as follows:

For the three months ended June 30, 2003

                                         Affiliated  Combining    Combined
                           As Reported   Group       Entries      Basis
                           -----------   ----------  -----------  ------------
                           (unaudited)  (unaudited)  (unaudited)  (unaudited)
 Results of operations
  Revenue                  $   37,500    $  64,620   $        -   $   102,120
  Expenses                  1,450,463      245,430      850,173       845,720
                           -----------   ----------  -----------  ------------
 (Loss)income from
   operations              (1,412,963)    (180,810)     850,173      (745,600)

  Other expense                  (511)     (56,014)           -       (56,525)

 (Loss) income before
   provision for
   income taxes            (1,413,474)    (236,824)     850,173      (800,125)

  Provision for
   income taxes                   800        1,600            -         2,400
                           -----------   ----------  -----------  ------------
  Net(loss) income         $1,414,274    $(238,424)  $  850,173   $  (802,525)
                           ===========   ==========  ===========  ============

For the six months ended June 30, 2003

                                        Affiliated  Combining    Combined
                          As Reported   Group       Entries      Basis
                          -----------   ----------  -----------  ------------
                          (unaudited)  (unaudited)  (unaudited)  (unaudited)

Results of operations
  Revenue                 $   37,500    $ 286,125  $         -   $   323,625
  Expenses                 1,450,463      736,930      850,173     1,337,270
                          -----------   ----------  -----------  ------------
 (Loss)income from
   operations             (1,412,963)    (450,855)     850,173    (1,013,645)

  Other expense                 (511)     (61,979)           -       (62,490)
                          -----------   ----------  -----------  ------------
 (Loss) income before
   provision for
  income taxes             (1,413,474)   (512,834)     850,173    (1,076,135)

   Provision for
   income taxes                   800       1,600            -         2,400
                          -----------   ----------  -----------  ------------
  Net(loss) income        $1,414,274    $(514,434)  $  850,173   $(1,078,535)
                          ===========   ==========  ===========  ============

The accompanying notes are an integral part of these financial statements.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company to date has not had significant operations and is highly dependent on equity and debt financing. These factors raise substantial doubt about our ability to continue as a going concern.

Additional financing will be required in order for the Company to continue operations. Management believes it will be able to obtain such financing from new investors by the sale of equity or convertible debt through various private placements. However, the Company can provide no assurance that it will be able to obtain such financing, or that the terms of any such financing will be favorable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The consolidated financial information as of June 30, 2004 and for the six and three months ended June 30, 2004 is has not been audited and reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The consolidated results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future period. These financial statements should be read in conjunction with our financial statements in the Company's Form 10-KSB for the year ended December 31, 2003.

Basis of Presentation

The consolidated financial statements of iMedia International, Inc. include the accounts of the Company and its wholly owned subsidiaries iMedia US, LLC and HPI. All inter-company accounts and transactions have been eliminated in consolidation.

Dissolution of Subsidiaries

The Company's majority owned subsidiaries Las Vegas Previews, LLC and iPolitix, LLC had no operations for the six months ended June 30, 2004, and these entities have subsequently been dissolved.

Revenue Recognition

Revenue is generated mainly through the sale and licensing of interactive, digital and multimedia publications and is recognized when the product, usually either a CD-ROM or DVD, is shipped to the customer or is distributed to the public, provided that the following conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104, are satisfied:
  .   Persuasive evidence of an arrangement exists,

  .   Delivery has occurred or services have been rendered,
  .   The seller's price to the buyer is fixed or determinable, and
  .   Collectibility is reasonably assured.

Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.


Earnings (Loss) per Common Share

We have adopted the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period.

Diluted EPS are based upon the weighted average number of common shares if all dilutive potential common shares had been outstanding.

The following potential common shares have been excluded from the computation of dilutive net income (loss) per share for all periods presented because the effect would have been anti-dilutive:

                                     For the Six            For the Three
                                     Months Ended           Months Ended
                                        June 30,              June 30,
                                     2004      2003        2004       2003
                                 ---------- ----------- ---------- ----------
Warrants or options issued for
 - Offering costs                   44,150           -      44,150         -
 - Services rendered               415,191           -      60,866         -
 - Convertible Note payable        300,000           -     300,000         -


Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Concentrations and Uncertainties

We do not believe that in the near future our earnings from sales to customers will be over concentrated to any one or to only a few customers. The Company's business plan calls for sales to a wide variety of customers and in a wide variety of interests. The Company's receivables outstanding at June 30, 2004 have subsequently been paid.

4.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 consisted of the following:

      Equipment                                     222,257
      Less accumulated depreciation                 149,770
                                                 -----------
         Total                                   $   72,487
                                                 ===========


5.  LINES OF CREDIT

In March 2004, we cancelled a line of credit with a financial institution in the amount of $30,000. The Company presently has no additional open lines of credit.


6.  CONVERTIBLE NOTE PAYABLE

On April 22, 2004 we closed on a short-term convertible note payable to Augustine Fund, LLP. We borrowed the amount of $250,000 payable in 90-days. The Note bore interest of 8% APR, compounded monthly. As an incentive to make the loan, Augustine Fund was issued a 3-year warrant to purchase up to 50,000 shares at $1.00 per share and a second one-year warrant to purchase up to 250,000 additional common shares at the same price. Pursuant to the terms of the Note, the Company had the right to repay the note at any time subject to a 10-day option to convert the Note into 250,000 shares of our Common Stock.
The Company also had the right to extend the note for one additional 90-day period in its discretion. However, if the Company elected to extend the note
(a) the conversion price of the Note would have been discounted 50% in favor of Augustine so that upon conversion, Augustine would receive 500,000 common shares and (b) Augustine would receive a third three-year "penalty warrant" to purchase 325,000 shares of common stock at $1.00 per share.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the Note to Augustine is considered to be interest expense. It will be recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matures. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the quarter ended June 30, 2004, the Company recorded $54,026 as a debt discount and recognized $45,022 in interest expense related to the accretion of the debt discount.

The warrants issued to Augustine entitle Augustine to purchase 300,000 shares of the Company's common stock at $1.00 per share, and it expires in a range of one to three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance.
In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. The amount allocated to the warrants as a debt discount was calculated at $54,026 and will be recognized as interest expense over the period until the notes mature or are converted. During the quarter ended June 30, 2004, the Company recognized $45,022 in interest expense related to the accretion of the debt discount.

Subsequent to June 30, 2004, the Company exercised its option to repay the Note and Augustine elected not to convert. The principal amount of the Note, plus $5,000 in interest was paid by the Company on July 20, 2004 and no penalty warrants were issued. The remaining interest related to the difference between the Company's stock price and the conversion price and the warrants was recognized on that date.


7. COMMITMENTS - RENT

We lease office facilities on a month-to-month basis. Rent expense amounted to $19,500 for the six months ended June 30, 2004 and $19,500 for the six months ended June 30, 2003.


8. SHAREHOLDERS' EQUITY

Common Stock Subscriptions

During the six months ended June 30, 2004 we received subscriptions of $1,058,000 for the purchase of 1,058,000 shares of common stock from accredited investors through a private placement dated March 18, 2004.

In addition, $370,000 was received from prior subscriptions receivable.


Common Stock issued to Subscribers of a Previous Private Placement

We issued an additional 408,993 shares to investors who participated in a previous private placement dated September 2, 2003. The shares were issued to compensate for the difference between the amount paid by these prior subscribers and the amounts paid by subscribers of a subsequent private placement dated March 18, 2004, who purchased shares at a price-per-share lower than that of the previous offering.


Common Stock issued for Services

During the six months ended June 30, 2004, we issued a total of 25,000 restricted shares for services rendered.

Issued securities include:

..   15,000 shares issued to a consultant - 12,000 shares for services rendered and expensed during 2003 and 3,000 shares for services rendered during the three month period ended March 31, 2004, valued at $15,000.

..   10,000 restricted shares issued to another consultant for services rendered during the three month period ended March 31, 2004, valued at $10,000.

9.  WARRANTS AND OPTIONS

During the six months ended June 30, 2004, the Company:

..   issued options to purchase 415,191 shares of the Company's common stock to third parties for consulting services. The Company issued these options at exercise prices between $0.10 - $1.75 per share, with terms expiring in two to three years. The options had a calculated value of $267,771 of which $47,317 will be recognized in a future period and is currently recorded as a deferred compensation equity account.


10. EXECUTIVE COMPENSATION PAID TO AN AFFILIATE

In lieu of salary to three executive officers for the six-month period ended June 30, 2004, we paid iPublishing, Inc. the amount of $243,000 and recorded these payments as management compensation expense.


11. RELATED PARTY TRANSACTIONS

Notes Payable

A $7,500 Unsecured Note payable at December 31, 2003, payable to an officer,
due on demand, was repaid on March 18, 2004.   The on-demand note carried no
interest.


Loans Made by Related Parties

On July 20, 2004, we closed on three short-term loans totaling $130,000.
These loans were made to the Company by parties related to the Company and/or its officers or directors. The Company issued a promissory note to each lender. Each note had identical terms and conditions, although the note amounts varied. The notes have a term of 90-days and bear interest at 8% annually. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share were issued to the lenders as an incentive to make the loans.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FORWARD LOOKING STATEMENTS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made by us from time to time are not based strictly on historical facts but are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," or "will," or similar words or expressions, are intended to identify forward looking statements. This forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements are predictions by their nature. Actual events or results may differ materially and there are a variety of factors that could cause results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and any list of such factors cannot be exhaustive. We are under no duty to update any forward-looking statements.


OVERVIEW

Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the "Merger Agreement"), a wholly-owned subsidiary of the Company's corporate predecessor, Irvine Pacific Corporation ("IPC") merged with and into Hollywood Previews, Inc. ("HPI"), on August 29, 2003, resulting in HPI becoming a wholly-owned subsidiary of IPC (the "Acquisition").

As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 shares of IPC common stock which, immediately following the Acquisition, represented 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all of IPC's outstanding notes immediately prior to the Acquisition). Because the Acquisition resulted in a change of control of IPC, the Acquisition was accounted for as a recapitalization of HPI, pursuant to which the accounting basis of HPI continued unchanged subsequent to the Acquisition date. Accordingly, the pre-Acquisition financial statements of HPI became the historical financial statements of IPC. Immediately prior to the Acquisition IPC had only nominal assets and liabilities and no current business operations.

Effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, iMedia International, Inc. (the "Company"). This change in IPC's state of incorporation and corporate name was approved by the holders of a majority of IPC's outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.

As a result of the reincorporation merger, each outstanding share of IPC's common stock was automatically converted into one share of Company common stock. Each stock certificate representing issued and outstanding shares of IPC's common stock continues to represent the same number of shares of common stock of the Company. The Company continues to operate the business of IPC, and the reincorporation did not result in any change in IPC's former business, assets or liabilities, did not cause the Company's headquarters to be moved, or result in any relocation of management or other employees.

HPI holds an exclusive license from I-Publishing, Inc. ("I-Publishing"), an affiliate of the Company, to use I-Publishing's intellectual property (the "License"). I-Publishing's three shareholders, David MacEachern, Scott Kapp and Franklin Unruh (each of whom own approximately 33% of the outstanding securities of I-Publishing), are each officers and directors of the Company. Pursuant to the License, I-Publishing receives annual royalties of 5% of Gross Margin generated by discs produced by the Company using I-Publishing technology. Because the License is exclusive, I-Publishing may not license or assign any of its intellectual property to any other party and may not compete with the Company. It is the Company's intention to permanently acquire all of I-Publishing's intellectual property at some point in the future when operations and revenue have stabilized.

BUSINESS

As a result of the Acquisition, we became a publisher of interactive, digital, multi-media publications on CD-ROM. The Company distributes Hollywood Previews(TM) Entertainment iMagazine(TM), an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment iMagazine(TM) is used primarily to showcase the Company's proprietary digital publishing system capabilities. In addition, the Company markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. Our publications are distributed either through major Sunday newspapers, inserted in magazines and periodicals at movie theater box offices, or handed-out or mailed directly to consumers.

A significant intellectual property, and a key component to our business is the Company's proprietary iReporting, real-time measurement and reporting software. iReporting allows the company to track user navigation and usage. This allows the company to generate real-time reports that accurately determines how many people actually viewed each disk, how long they spent viewing certain ads or commercials and what was the most or least popular content. Using this system, we can also generate a substantial amount of data on viewer's habits, likes, dislikes and begin building powerful demographic and psychographic profiles.

The majority of revenues to date have been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees for Hollywood Previews(TM) Entertainment iMagazine(TM). We also intend to begin sales efforts of our proprietary "Usage Reports" generated with our iReporting technology.


Custom Discs

A major portion of our time and resources has been spent developing special edition and custom interactive publications for a variety of industries and corporate clientele. The majority of revenues to date have been generated from the sale of such custom publications and special edition discs.

We believe that the custom disc market will constitute a major part of our future revenues. We intend to continue to develop custom discs for a variety of industries, including discs addressing topics such as sports, travel, reference and medical information. We also intend to expand distribution of our custom discs by expanding our lines of distribution, including utilizing direct mail, catalogues and third-party fulfillment companies.


Hollywood Previews(TM) Entertainment iMagazine(TM).

We continue to publish Hollywood Previews(TM) Entertainment iMagazine(TM) and use this publication to showcase our proprietary digital publishing system. During the six months ended June 30, 2004, we produced a limited edition Academy Awards commemorative Hollywood Previews(TM) Entertainment iMagazine(TM) that was distributed primarily in the Los Angeles, CA market and targeted to entertainment industry insiders. A majority of the content of our Hollywood Previews(TM) Entertainment iMagazine(TM), including theatrical movie trailers and other material such as press releases, behind-the-scenes footage, video clips, celebrity interviews and other promotional media, is provided to us directly by film studios and other sources.

We have not yet been able to achieve profitability in the publication of this product, but we continue to pursue the procurement of paid advertising sponsorships, licensing, content placements and e-commerce fees for the
product.   We will continue to publish Hollywood Previews(TM) Entertainment
iMagazine(TM) as a showcase for our technology and capabilities, but may elect to reduce future distribution of issues when there are revenue shortfalls.


Strategic Distribution Partners

We are continuing to forge relationships with major publishers of newspapers and magazines for strategic distribution of proprietary and custom discs. We are working closely with these publishers to develop a series of interactive, digital enhancements that will serve as digital supplements to their publications.


Revenue Sharing with Partnering Publishers

For certain strategic publishing partners, we have implemented a revenue sharing program that will allow us to participate in a portion of the combined sponsorship revenues. We continue to form relationships with these publishers for the development of new disc programs to be integrated into their publications. Some of these relationships involve revenue sharing programs that could provide the Company with additional profit and revenues. However, in order to implement these programs, we may be required to subsidize a portion of the costs involved in producing discs for these programs. This is due to anticipated revenue shortfalls that will occur until such time as these newspapers and publishers can fully-integrate the sale of our digital media products with their existing print advertisers and sponsors.


Major Customers and Suppliers

We continue to expand and diversify our customer and marketing base so as to reduce the risk associated with sales concentration on any one or group of clients or markets. Our largest customer (a major television network), accounted for 66% of our total revenue for this quarterly period. It is anticipated that over the succeeding quarters, our customer base will become more broadly diversified.

We continue to be dependent upon third party suppliers for the manufacturing of our goods and products. Presently we outsource our disc manufacturing and printing to a variety of vendors in strategic geographic areas. Printing and disc manufacturing is a commodity industry, and should it be necessary, these suppliers can be easily replaced without detrimentally affecting to the Company.


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

Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition - Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized when the product, usually either a CD-ROM or DVD, is shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104, are satisfied:

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


RESULTS OF OPERATIONS

Revenues are being generated from a combination of sales of paid advertising sponsorships, licensing, content placements, design, production and distribution of custom discs and e-commerce fees, plus the sale to advertisers and content providers of the Company's proprietary Usage Report utilizing the Company's iReporting technology.

The consolidated financial statements of iMedia International Inc., as of June 30, 2004 include the accounts of the Company and its wholly owned subsidiaries HPI, and iMedia US LLC.

On a combined basis, the Company and its predecessor companies have incurred operating losses since inception due to the expenses involved with production, fundraising, and for general and administrative expenses. Significant expenditures at the corporate level continue. These outlays include production and distribution costs, fundraising costs, marketing costs, growth initiatives, legal, accounting and other professional fees.

The following discussion is based on a comparison of the Company's operations for the three months and six months ended June 30, 2004 to its predecessor companies' financial statements for the three and six months ended June 30, 2004.

Sales

Net sales for the three months ended June 30, 2004 were $899,675 compared with $102,120 for the three months ended June 30, 2003.

The increase in sales is indicative of the acceleration in the Company's ability to procure new business and the shift in our sales emphasis towards special edition and custom disc production, which have a longer sales cycles. We have focused much of our sales and marketing activities towards forming strategic partnerships with publishers of newspapers and magazines the results of which will be felt within the next six months.

Cost of Sales

Cost of sales increased to $766,409 from $204,486 for the three months ended June, 2004 and 2003, respectively. Gross profit contribution was $133,266 (or 15%) and $5,089 (or 14%) for the three months ended June 30, 2004 and 2003, respectively, an increase of 25 times.

Revenues for the quarterly period ending June 30, 2004 originated primarily from the design, production and distribution of custom discs and royalties. Cost of sales from the comparative period included a combination of design and manufacturing costs, thus there is little parity in comparisons between the two periods.


Operating Expenses

Operating expenses increased to $1,158,317 (113%) for the three months ended June 30, 2004, from $641,234 for the same period in the prior year.

The increase in expenses is due to continued development of our products, growth initiatives, expenses associated with expanded sales efforts, as well as substantial legal and accounting costs associated with the maintenance of our fully-reporting status.

Interest expense, relating to convertible debt interest, increased to $95,044 for the three months ended June 30, 2004. Bank interest of $511 was incurred for the same period in the prior year.

Net Profit or Loss

Net loss for the three months ended June 30, 2004 increased to ($1,241,595) compared to ($802,525) for the prior year's comparable period. This represents a decreased loss of ($439,070) or (54%).

The increase in net loss is primarily attributable to the expanded operations, the substantial legal and accounting costs related to our fully-reporting status, and our increased sales and marketing efforts.

The following discussion is based on a comparison of the Company's operations for the six months ended June, 2004 to the Company's financial statements for the six months ended June 30, 2003, and include results from its predecessor Company's operations:

Sales

Net sales for the six months ended June 30, 2004 were $925,175 compared with $323,625 for the six months ended June 30, 2003.

The increase in sales is indicative of the acceleration in the Company's ability to procure new business and the shift in our sales emphasis towards special edition and custom disc production which have a longer sales cycles. We have focused much of our sales and marketing activities towards forming strategic partnerships with publishers of newspapers and magazines the results of which will be felt within the next six months.

Cost of Sales

Cost of sales increased to $771,109 from $209,186 for the six months ended June, 2004 and 2003, respectively. Gross profit contribution was $154,066 (or 17%) and $114,439 (or 35%) for the six months ended June 30, 2004 and 2003, respectively, a decrease of 18%.

Revenues during the quarterly period ending June 30, 2004 originated primarily from the design, production and distribution of custom discs and royalties. Cost of sales from the comparative period included a combination of design and manufacturing costs, thus there is little parity in comparisons between the two periods. In the future, it is anticipated that sales and cost of sales shall constitute a variety of design, manufacturing, replication and advertising costs, and that the gross margins will average between 20% to 40% of gross revenues with a potential to increase those margins when shared advertising revenue models, reporting models and back-end bundling models mature. We may, however, be required to vary the profitability of each project to establish and maintain market share. We foresee the need to continue our policy of cost variation in order to achieve significant market penetration and brand recognition.


Operating Expenses

Operating expenses increased to $2,170,329 (153%) for the six months ended June 30, 2004, from $1,401,649 for the same period in the prior year.

The increase in expenses is due to continued development of our products, growth initiatives, expenses associated with expanded sales efforts, as well as substantial legal and accounting costs associated with the maintenance of our fully-reporting status. We have dramatically increased our sales and marketing efforts resulting in additional operating expenses. As our business increases, it is anticipated that operating expenses will increase in absolute dollars, but should decrease as a percentage of sales.

Interest expense, relating to convertible debt interest, increased to $95,044 for the six months ended June 30, 2004. Bank interest of $511 was incurred for the same period in the prior year.


Net Profit or Loss

Net loss for the six months ended June 30, 2004 increased to ($2,113,707) compared to ($1,078,535) for the prior year's comparable period. This represents an increased loss of ($699,433) or (49%).

The increase in net loss is primarily attributable to the expanded operations, the substantial legal and accounting costs related to our fully-reporting status, and our increased sales and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2004 was ($1,987,215), resulting in a net operating loss.

Net cash used in investing activities in the six months ended June 30, 2004 was ($97,844) reflecting the purchase of equipment ($41,393) and a reduction in the amount due from affiliates and associated companies of ($56,451).

Net cash provided by financing activities for the six months ended June 30, 2004, totaled $1,550,347. The Company received proceeds from the issuance of common stock of $1,058,000 and the collection of common stock receivables of $370,000.

The Company's ability to make payments to fund planned capital expenditures and operations will depend on its ability to generate sufficient cash in the future as well as to raise additional capital. The Company has historically raised funds to support its operating expenses and capital requirements through sales of equity securities or through other credit arrangements. In order to satisfy our immediate cash flow and liquidity requirements, we will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy the Company's liquidity requirements, or are not available on terms acceptable to the Company, we will have limited cash flow and may have to reduce or dramatically curtail operations, including the development of new products, distribution of current publications and other services, or cease operations entirely. Any future funding may take the form of debt or equity or a combination of both.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company to date has not had significant operations and is highly dependent on equity and debt financing. The Company has limited cash reserves. We incurred net operating losses of ($2,113,707) for the six months ended June 30, 2004.

Internal and External Sources of Liquidity

We believe that over the next 12 months we will experience a steady growth in revenues and a steady growth towards profitability. However in the near term, we will require new capital to finance continued operations. To address issues of liquidity and to create an adequate capital pool, the Company has engaged in or is preparing to engage in the following transactions:

On April 22, 2004 we closed on a short-term convertible note payable to Augustine Fund, LLP. We borrowed the amount of $250,000 payable in 90-days. The Note bore interest of 8% APR, compounded monthly. As an incentive to make the loan, Augustine Fund was issued a 3-year warrant to purchase up to 50,000 shares at $1.00 per share and a second one-year warrant to purchase up to 250,000 additional common shares at the same price. Pursuant to the terms of the Note, the Company had the right to repay the note at any time subject to a 10-day option to convert the Note into 250,000 shares of our Common

Stock. The Company also had the right to extend the note for one additional 90-day period in its discretion. However, if the Company elected to extend the note (a) the conversion price of the Note would have been discounted 50% in favor of Augustine so that upon conversion, Augustine would receive 500,000 common shares and (b) Augustine would have received a third three-year "penalty warrant" to purchase 325,000 shares of common stock at $1.00 per share. The loan has since been repaid.

On May 14, 2004, we commenced a private offering of up to 8,333,334 shares of common stock of the Company for a total offering of up to $10,000,000. Since that date, we have retained, on a non-exclusive basis, three NASD registered broker-dealers to act as placement agents for this offering. The offering is currently being presented primarily to institutions, private equity funds and other professional accredited investors. To date, we have received $530,000 in commitments to this offering for 530,000 common shares. These are as yet unpaid. This offering was set to close on August 8, 2004, but the Company has elected to continue the offering by extending it on a month-by-month basis until such time as the Company has secured sufficient capital to fund its operations and plan of growth.

On July 14, 2004, we entered into a contingent Share Purchase Agreement with Langley Park, LLP, a London-based institutional investment fund. Both the Company and Langley Park have signed the Share Purchase Agreement, however the transaction has not yet closed. Langley has agreed to purchase in a private placement, four million of the Company's common shares at the price of $1.90 per share. In lieu of cash, Langley will issue to the Company 4,185,022 of its common shares at British Pound Sterling 1.00 per share (British Pound Sterling 1.00 = US $1.81 on August 5, 2004). These shares will become free-trading on the London Stock Exchange (LSE) upon approval of Langley's pending registration statement (U.K. listing application). Langley has applied to the United Kingdom Listing Authority for registration as a unit investment trust and subsequent listing on the London Stock Exchange. The fund has not yet obtained this approval. At the request of Langley, the Company agreed issue its 4,000,000 shares into an escrow account until such time as Langley obtains its registration and listing on the LSE, or until September 30, 2004 whichever shall first occur. Provided Langley is successful in obtaining its listing by this date, the transaction will close, and the Company will be provided with immediate, although initially limited liquidity from the Langley free-trading shares. We anticipate that we will use the Langley shares either to collateralize and drawn-down on a bank line of credit, and/or begin progressive liquidation of the shares through the LSE in the secondary market.

On July 20, 2004, we closed on three short-term loans totaling $130,000.
These loans were made to the Company by parties related to the Company and/or its officers or directors. The Company issued a promissory note to each lender. Each note had identical terms and conditions, although the note amounts varied. The notes are for a period of 90-days and bear interest at the rate of 8% annually. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share were issued to the lenders in conjunction with these loans.


Recent Sales of Unregistered Securities

On March 18, 2004, we offered up to $1,000,000 of our common stock at an offering price of $1.00 per share in a private placement. The stock was sold directly by the Company, and through a non-exclusive placement agent, Salomon-Grey Financial Corporation. The shares were offered only to persons who are "accredited investors" as defined in Rule 501 of Regulation "D" promulgated under the Securities Act of 1933, as amended, or who are non-United States persons as defined in Regulation S under the Securities Act. We closed the offering on May 10, 2004. As at June 30, 2004 the Company had sold 1,221,657 shares, in that offering, directly, and had received gross proceeds of $1,058,000. Selling commissions paid were $114,790.


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

Management believes that its multi-disciplinary approach, combined with industry and geographic diversification, will help insulate the Company from unforeseen economic, political and/or regulatory pressures that may arise on a regional basis. The Company has embarked on this course of diversification and has made inroads in the newspaper, magazine and direct response industries. However, there is no guarantee against recessions, regional slow-downs or negative economic conditions that may exist now, or may occur in the future, in some or many of the Company's key geographic regions. Negative economic conditions could directly impact the Company's ability to distribute its products, obtain financing for new productions, future acquisitions, or continue to grow consistent with Management's expectations.

 . We have a limited operating history and may incur losses we seek to grow.

Our various operating units have been recently incorporated and have limited operations. In addition, we may incur future losses from: the development of new products; the acquisition of licenses and rights to other business, products and services; research and development activities; limited marketing activities; and the general and administrative expenses associated with the above activities. The extent of losses and the time required to reach profitability are uncertain. There can be no assurance that the we will be able to sustain profitability on an ongoing basis. Furthermore, as digital media and digital publishing are continually developing technologies, the level of profitability, or lack thereof, cannot be accurately predicted.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the year ended December 31, 2003 and for the period from July 22, 2002 (inception) to December 31, 2002 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern.

 . We currently do not have sufficient revenues to support our business activities and, if operating losses continue, we may not be able to secure additional financing to operate our business.

We require substantial working capital to fund our business. Because we currently do not have sufficient revenues to support our business activities, and if operating losses continue, we may be required to raise additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Any equity financing could result in dilution to the existing stockholders. Debt financing will result in interest expense, and if convertible into equity, could also dilute then-existing stockholders. We may also be subject to various restrictive covenants which could significantly limit our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we may have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business.

 .  We may not be successful in establishing necessary strategic alliances.

We are seeking to build alliances with leading national sponsors, media and publishing companies, distributors, financial organizations and technology companies, and plans to continue its strategy of developing key alliances in order to expand its reach into the national and international marketplace. However, there can be no assurance that the Company will be successful in obtaining ongoing strategic alliances or that the we will be able to find further suitable business relationships as it develops strategies and new products. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations or financial condition.

Major risks associated with strategic alliances and partnerships are (1) the lack of control we may have over these operations, and (2) the possibility that in the future, our strategic alliances will not develop or will market products in competition with ours, and/or discontinue their alliances with the Company or form alliances with the our competitors.

 .  Competition and technological uncertainty exists in the market.

We operate in a rapidly evolving field. Competition from other domestic and foreign companies, media, entertainment, and other institutions in the areas of product development, product and technology acquisition, manufacturing and marketing is intense. Competitors may succeed in obtaining content for their products more rapidly or less expensively than we can. Competitors may have already developed, or be in the process of developing technologies that are, or may be, the basis for competitive products to the Company's current or planned lines of products. Some of these products may have an entirely different approach or means of accomplishing the same end results as products currently developed, or contemplated for development, by the Company. One or more of our competitors may achieve patent protection that could have a material adverse effect on the Company. Although we do not currently have any specific plans to do so, we may have to prosecute or may be required to defend patent or trademark infringement litigation or patent interference proceedings with holders of competitive patents or trademarks. We may incur substantial costs in defending or prosecuting such proceedings. In addition, such proceedings may impact our competitive position and there can be no assurance that we will be successful in any patent or trademark litigation.

Our ability to respond quickly to consumer needs or advances in digital publishing technologies, without compromising product quality, will be crucial to our success. We are continually engaged in product development and improvement programs to establish and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve or receive market acceptance.

 . Development of alternative forms of digital media and products may negatively affect our ability to compete in the market.

Our competitive position may be adversely affected by competitive product development or the acceptance and/or integration by the public or sponsors of new or other forms of digital media, formats or devices not anticipated or supported by the Company.

Many of our competitors have substantially greater financial, technical and human resources than we do. There can be no assurance that our competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by the Company or that would render our technology and products less competitive or obsolete.

If we are unable to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete.


 .  We face technology risks.

Our products are subject to the risks of failure inherent in the development and testing of products based on innovative or developing technologies. These risks include the possibilities that Company technology or any or all of the Company's products may be found to be ineffective, or to have substantial limitations, or otherwise fail.


 . There is no guarantee that the motion picture studios will continue to provide the Company with content and movie trailers at no cost.

Presently, we are being provided copyrighted theatrical movie trailers and other copyrighted public dissemination's such as press releases, behind-the-scenes footage, video clips, celebrity interviews and other promotional media directly from film studios and other sources at no cost. This same promotional media is also made available to other companies, broadcasters and production facilities for their use and incorporation into various other broadcast mediums and products. Traditionally, this media has been provided free of charge in the form of industry "Press Kits" and made available for re-broadcast or re-distribution by third parties without license or fees. We will continue to rely upon the availability of this free media and content as the key component for the Hollywood Previews Entertainment Magazine. Although it is not anticipated, should in the future this content become unavailable, or should at any time studios begin charging a license or other royalties for the use or re-broadcast of its copyrighted materials, the Company's ability to continue producing the Hollywood Previews Entertainment Magazine could be jeopardized, and the production and distribution of this product could prove non-viable. This would have an immediate and materially adverse effect upon the Company's revenue projections, and subsequently affect Company viability.


 . Our future depends, in part, on our Key Personnel, Consultants and Principal Management's continued participation.

Our ability to successfully develop its products, manage growth and maintain its competitive position will depend, in a large part, on its ability to attract and retain highly qualified management. The Company is dependent upon its Chief Executive Officer, President, Chief Financial Officer, and other key members of its management and consulting team. Competition for such personnel is significant, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. Our consultants may be affiliated or employed by others and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company. We addresse such potential conflicts by requiring that its consultants, collaborators and sponsored researchers execute confidentiality agreements upon commencement of relationships with the Company, by closely monitoring the work of such persons and by requiring material transfer and patent assignment agreements wherever possible and appropriate.

 . The Company's controlling shareholders are also Executive Officers and Directors of the Company.

The Company's officers, directors, founders, employees and principal shareholders currently own a controlling position of the Company's outstanding stock. Management will be able to elect a majority of the Company's Board of Directors and will have the ability to control the Company and direct its business and affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price for the Company's common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

 .  The Company does not have any product or multimedia insurance coverage.

We do not presently have liability insurance to protect us from the costs of claims for damages due to the use or distribution of our publications. We intend on securing such insurance in the future. This insurance may be limited in certain circumstances and limited in amount. Recent premium increases and coverage limitations may make this insurance uneconomic. However, even if the Company obtains such insurance, one or more liability claims could exceed policy limits. If we continue to have no coverage or our insurance does not provide sufficient coverage, product liability claims could result in material losses in excess of our reserves.

 .  Quarterly operating results may vary.

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


 .  General Economic Slowdowns may have a material effect on sales.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability will suffer.


 .  We are highly dependant upon outside consultants.

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


 .  Our intellectual properties rights may be challenged or infringed.

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


  .  Future Acquisitions may prove unprofitable.

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


  .  Future sales of our common stock may depress our stock price.

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


PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

NONE


ITEM 2: CHANGES IN SECURITIES

During the six months ended June 30, 2004, we sold an aggregate of 1,058,000 shares of common stock. The shares were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 Regulation D promulgated thereunder. Commissions of $114,790 were paid in connection with the sale of those shares. The Company issued 25,000 common
shares for services rendered.   We issued an additional 408,993 shares to
investors who participated in a previous private placement dated September 2, 2003. The shares were issued to adjust the difference paid by these prior subscribers from that of subscribers of the subsequent private placement dated March 18, 2004, who eventually purchased shares at a price-per-share lower than that of the previous offering. As at June 30, 2004 the Company held signed subscriptions for a further 530,000 shares ($530,000) that remain unpaid that were sold pursuant to a private placement offering dated May 15, 2004.

On April 22, 2004 we closed on a short-term convertible note payable to Augustine Fund, LLP. As an incentive to make the loan, Augustine Fund was issued a 3-year warrant to purchase up to 50,000 shares at $1.00 per share and a second one-year warrant to purchase up to 250,000 additional common shares at the same price. Pursuant to the terms of the Note, the Company had the right to repay the note at any time subject to a 10-day option to convert the
Note into 250,000 shares of our Common Stock. The Company also had the right to extend the note for one additional 90-day period in its discretion. However, if the Company elected to extend the note (a) the conversion price of the Note would have been discounted 50% in favor of Augustine so that upon conversion, Augustine would receive 500,000 common shares and (b) Augustine would have received a third three-year "penalty warrant" to purchase 325,000 shares of common stock at $1.00 per share. The loan has since been repaid, without penalty or conversion of the Note. The Company believes that the issuance of its securities to Augustine Fund, LLP in this transaction was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D because Augustine Fund, LLP is an "accredited investor" as that term is defined in Regulation D.

On May 14, 2004, we began circulating a private offering memorandum for the sale of up to 8,333,334 shares of common stock of the Company for a total offering of up to $10,000,000. Since that date, we have retained, on a non-exclusive basis, three NASD registered broker-dealers to act as placement agents for this offering. The offering is currently being distributed primarily to institutions, private equity funds and other professional accredited investors. To date, we have received $530,000 in commitments to this offering for 530,000 common shares. These are as yet unpaid. This offering was set to close on August 8, 2004, but the Company has elected to continue the offering by extending it on a month-by-month basis until such time as the Company has secured sufficient capital to fund its operations and plan of growth. The Company believes that the issuance of its securities to any purchasers under the private offering memorandum will be exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D since the shares will be offered only to persons who are "accredited investors" as defined in Rule 501 of Regulation D.

On July 14, 2004, we entered into a contingent Share Purchase Agreement with Langley Park, LLP, a London-based institutional investment fund. Both the Company and Langley Park have signed the Share Purchase Agreement, however the transaction has not yet closed. Langley has agreed to purchase in a private placement, four million of the Company's common shares at the price of $1.90 per share. In lieu of cash, Langley will issue to the Company 4,185,022 of its common shares at British Pound Sterling 1.00 per share (British Pound Sterling 1.00 = US $1.81 on August 5, 2004). These shares will become free-trading on the London Stock Exchange (LSE) upon approval of the Langley's pending registration statement (U.K. listing application). Langley has applied to the United Kingdom Listing Authority for registration as a unit investment trust and subsequent listing on the London Stock Exchange. The fund has not yet obtained this approval. Langley has requested the Company to issue its 4,000,000 shares into an escrow account until such time as Langley obtains its registration and listing on the LSE, or until September 30, 2004 whichever shall first occur. Provided Langley is successful in obtaining its listing by this date, the transaction will close, and the Company will be provided with immediate, although initially limited liquidity from the Langley free-trading shares. We anticipate that we will use the Langley shares either to collateralize and drawn-down on a bank line of credit, and/or begin progressive liquidation of the shares through the LSE in the secondary market. The Company believes that the issuance of its securities to Langley Park, LLP in this transaction will be exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, since Langley Park, LLP is an "accredited investor" as that term is defined in Regulation D.


ITEM 3: DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM 5: OTHER INFORMATION

Reincorporation

Effective November 25, 2003, the Company, formerly known as Irvine Pacific Corporation ("IPC") completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, iMedia International, Inc. ("iMedia"). This change in the IPC's state of incorporation was approved by the holders of a majority of the IPC's outstanding shares of common stock at the Company's special meeting of shareholders on November 21, 2003.

As a result of the merger, each outstanding share of the IPC's common stock, was automatically converted into one share of iMedia. Each stock certificate representing issued and outstanding shares of the IPC's common stock continues to represent the same number of shares of common stock of iMedia.

iMedia continues to operate the business of IPC. The reincorporation did not result in any change in IPC's business, assets or liabilities, did not cause IPC's headquarters to be moved, or result in any relocation of management or other employees.


Description of Capital Stock

iMedia is authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.


iMedia's Common Stock

iMedia's common stock is traded on the Pink Sheets under the symbol IMNL.

Each holder of iMedia's common stock is entitled to one vote per share registered in his or her name on iMedia's books on all matters submitted to a vote of iMedia's stockholders.

The holders of outstanding shares of common stock of iMedia are entitled to receive dividends, when and if declared by the board of directors, out of the assets of iMedia which by law are available therefor, payable in cash, in property or in shares of capital stock. Each stockholder is entitled to one vote for each share of common stock held of record by that holder on the books of iMedia for the election of directors and on all matters submitted to a vote of stockholders of the corporation. Holders of iMedia 's common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. In the event of liquidation, dissolution or winding up of the affairs of iMedia, after payment of claims of creditors and the satisfaction of any liquidation preference granted to the holders of any outstanding shares of preferred stock, holders of iMedia common stock will be entitled to receive all of the remaining assets of iMedia of whatever kind available for distribution to stockholders ratably in proportion to the number of shares of iMedia common stock held by them. The rights, preferences and privileges of the holders of iMedia common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock, which the board of directors may designate in the future.

iMedia may issue preferred stock at such time or times and for such consideration as the board of directors may determine. Each series shall be so designated as to distinguish the shares thereof from the shares of all other series. The board of directors is expressly authorized, subject to the limitations prescribed by law and the provisions of iMedia 's Certificate of Incorporation, to provide for the issuance of all or any shares of preferred stock, in one or more series, each with such designations, preferences, voting powers (or no voting powers), relative, participating, optional or other special rights and privileges and such qualifications, limitations or restrictions thereof as shall be determined by the board of directors.

iMedia Preferred Stock

iMedia has no outstanding shares of preferred stock. iMedia's board of directors, however, is authorized at any time and from time to time to create and provide for the issuance of shares of preferred stock in one or more series and to fix, from time to time, the relative rights, preferences, privileges and restrictions granted to or imposed upon any unissued series of preferred stock. The authority of iMedia 's board of directors with respect to each series of preferred stock includes the determination of the number of shares of any series and the designation to distinguish the shares of such series from the shares of all other series. The board of directors effects a designation of each series of preferred stock by filing with the Delaware Secretary of State a certificate of designation defining the rights and preferences of such series.

Certain Provisions in iMedia 's Certificate of Incorporation and Bylaws

iMedia's certificate of incorporation and bylaws may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with iMedia's board of directors rather than pursue non-negotiated takeover attempts. iMedia's certificate of incorporation authorizes blank check preferred stock. iMedia's board of directors can set the voting, redemption, conversion and other rights relating to the preferred stock and can issue the stock in either a private or public transaction. The issuance of any preferred stock may have the effect of delaying or preventing a change in control of iMedia without further stockholder action and may adversely affect the rights and powers, including voting rights of the holders of iMedia 's common stock, rights to receive dividends and rights to payments upon liquidation. In certain circumstances, the issuance of preferred stock could depress the market price of iMedia's common stock.

Securities Registered Under the Securities Exchange Act of 1934

IPC's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934. iMedia's common stock is deemed registered under the Securities Exchange Act of 1934 by operation of paragraph (a) of Rule 12g-3 of the Securities Exchange Act of 1934.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit
Number   Description
-------  ------------
10.1 Form of Subscription Agreement purchased under Regulation D Private Placement closed May 14, 2004

10.2 Form of Subscription Agreement purchased under Regulation D Private Placement dated May 15, 2004

10.3 Form of Subscription Agreement purchased under Regulation S Private Placement dated May 15, 2004

10.4 Term Loan Agreement Dated April 22, 2004 between the Company and Augustine Fund, L.P.

10.5 Stock Purchase Agreement Dated July 14, 2004 between the Company and Langely Park Investments, PLC

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


(B) Reports on Form 8-K

    NONE

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 23, 2004

IMEDIA INTERNATIONAL INC.



        By:  /s/ David MacEachern
            -----------------------
            David MacEachern,
            Chief Executive Officer



        By:  /s/ Franklin Unruh
            -----------------------
            Franklin Unruh,
            Chief Financial Officer