Form 10QSB
period 2004-09-30
IMEDIA INTERNATIONAL INC
filed 2004-11-19
CIK 1208498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: SEPTEMBER 30, 2004

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to_____________________


      Commission file number:  000-50159


                    IMEDIA INTERNATIONAL, INC.
     --------------------------------------------------------
          (Name of small business issuer in its charter)

                DELAWARE                          56-2428786
--------------------------------------  -------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or organization)


             1721 21st STREET, SANTA MONICA, CA 90404
      ------------------------------------------------------
             (Address of principal executive offices)

                          (310) 453-4499
      ------------------------------------------------------
                    Issuer's Telephone Number


      ------------------------------------------------------
          (Former address, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2004 the Registrant had 65,512,913 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS................................................3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........13

ITEM 3:  CONTROLS AND PROCEDURES............................................28


PART II: OTHER INFORMATION


ITEM 1:  LEGAL..............................................................28

ITEM 2:  CHANGES IN SECURITIES..............................................29

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES....................................29

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................29

ITEM 5:  OTHER INFORMATION..................................................30

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K...................................32

SIGNATURES..................................................................33

CERTIFICATIONS..............................................................34

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    IMEDIA INTERNATIONAL,INC.
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2004

                                             SEPTEMBER 30,    DECEMBER 31,
                                                2004             2003
                                             --------------  -------------
ASSETS                                       (unaudited)

CURRENT ASSETS
 Cash                                        $     808,943   $    813,189
 Accounts receivable                               346,330              -
 Supplies inventory                                 34,550         71,056
 Prepaid expense                                    38,283          3,397
                                             --------------  -------------
     Total current assets                        1,228,106        887,642

PROPERTY AND EQUIPMENT, NET                         86,277         51,833

INVESTMENTS                                      2,196,912              -
                                             --------------  -------------
     Total Assets                            $   3,511,295   $  1,076,139
                                             ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses       $     581,636    $   159,171
 Due to Affiliate                                  108,003        285,472
 Notes payable                                     603,934         12,863
                                             --------------  -------------
     Total current liabilities                   1,293,573        457,506
                                             --------------  -------------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value,
   authorized 20,000,000 shares;
   none outstanding                                      -              -
 Common stock, $0.001 par value,
   authorized 500,000,000 shares;
   65,512,913 issued and outstanding                65,512         59,183
 Subscriptions receivable                         (530,000)      (680,000)
 Common stock committed, 530,000, shares           580,000        691,520
 Deferred compensation                              (2,373)             -
 Capital in excess of par value                  9,121,034      4,185,230
 Accumulated deficit                            (7,016,451)    (3,637,300)
                                             --------------  -------------

     Total shareholders' equity                  2,217,722        618,633
                                             --------------  -------------

Total liabilities and equity                 $   3,511,295   $  1,076,139
                                             ==============  =============




The accompanying notes are an integral part of these financial statements.

                    IMEDIA INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended SEPTEMBER 30, 2004 and 2003.
                           (unaudited)
=============================================================================

                          Three Months Three Months  Nine Months  Nine Months
                             Ended         Ended        Ended        Ended
                           Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
                              2004          2003        2004          2003
                          ------------ ------------ ------------- ------------

Net sales                 $   756,794  $   118,500  $  1,681,969  $   156,000

Cost of sales                 668,000      145,558     1,439,109      177,969
                          ------------ ------------ ------------- ------------
Gross Income                   88,794      (27,058)      242,860      (21,969)

Operating expenses            996,971      916,048     2,924,300    1,483,927

Operating expenses
  - related Parties           121,500            -       364,500      850,173
                          ------------ ------------ ------------- ------------

Loss from operations       (1,029,677)    (943,106)   (3,045,940)  (2,356,069)

Interest expense              235,767          211       330,811          722
                          ------------ ------------ ------------- ------------
Loss before provision
  for income taxes         (1,265,444)    (943,317)   (3,376,751)  (2,356,791)

Provision for income taxes          -            -         2,400          800
                          ------------ ------------ ------------- ------------

  Net Loss                $(1,265,444) $  (943,317) $ (3,379,151) $(2,357,591)
                          ============ ============ ============= ============
NET LOSS PER COMMON SHARE
  Basic and diluted       $     (0.02) $     (0.02) $      (0.06) $     (0.05)
                          ============ ============ ============= ============
WEIGHTED AVERAGE COMMON
OUTSTANDING SHARES
  Basic and diluted        61,154,390   55,905,748    60,357,274   52,224,607
                          ============ ============ ============= ============




The accompanying notes are an integral part of these financial statements.

                    IMEDIA INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Months Ended SEPTEMBER 30, 2004 and 2003.
                           (unaudited)

                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                     2004           2003
                                                --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $  (3,379,151)  $ (2,357,591)
 Adjustments to reconcile net loss to net
  cash used in operating activities
    Interest on fixed conversion feature              311,358              -
    Depreciation                                       33,504         17,394
    Reserve for collection of receivable
      due from affiliate                                    -        850,173
    Non-cash stock compensation                       129,307              -
    Non-cash warrants/options compensation            339,766              -
    Increase in accounts receivable                  (346,330)        37,500
    Increase in other assets                                -         (7,500)
    Increase in prepaid expenses                      (34,886)             -
    Decrease in inventory                              36,505              -
    Increase in accounts payable                      422,466         96,487
    Increase in committed stock                        50,000              -
    Increase in deferred compensation                 (2,373)              -
                                                --------------  -------------

      Net cash used in operating activities        (2,439,834)    (1,363,537)
                                                --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                                (53,954)       (71,196)
 Due from Affiliates & Associated Companies (net)     (40,805)      (460,173)
                                                --------------  -------------

      Net cash used in investing activities           (94,759)      (531,369)
                                                --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on notes payable                           (250,000)             -
 Payments on notes payable - related parties          (14,254)      (325,000)
 Proceeds from notes payable - related parties          1,391          7,500
 Proceeds from notes payable                        1,380,000              -
 Proceeds from collections of common stock
   subscriptions                                      370,000              -
 Proceeds from issuance of common stock             1,228,000      2,568,946
 Offering Costs paid on issuance of common stock     (184,790)       (89,999)
                                                --------------  -------------

      Net cash provided by financing activities     2,530,347      2,161,447
                                                --------------  -------------

Net Change in Cash                                     (4,246)       266,541
Cash, beginning of Period                             813,189              -
                                                --------------  -------------

Cash, end of Period                             $     808,943   $    266,541
                                                ==============  =============

Supplemental disclosures of cash flow information
   Income taxes paid                            $       2,400   $        800
                                                ==============  =============

                     IMEDIA INTERNATIONAL INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2004
=============================================================================

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

At the time of the Acquisition HPI held an exclusive license from iPublishing, Inc. ("iPublishing"), an affiliate of the Company, to use iPublishing's intellectual property (the "License"). iPublishing's three shareholders, David MacEachern, Scott Kapp and Franklin Unruh (each of whom own approximately 33% of the outstanding securities of iPublishing), are each officers and directors of the Company. Pursuant to the License, iPublishing receives annual royalties of 5% of Gross Margin generated by disks produced by the Company using iPublishing technology. Because the License is exclusive, iPublishing may not license or assign any of its intellectual property to any other party and may not compete with the Company. It is the Company's intention to permanently acquire all of iPublishing's intellectual property at some point in the future when operations and revenue have stabilized. In connection with the exclusive license, HPI purchased all of iPublishing's property and equipment, which iPublishing had previously purchased from one of its shareholders and officers. The purchase transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of iPublishing. HPI has since transferred the exclusive license to its parent, the Company. The intellectual property covered by the License consists of various proprietary procedures, codes, technologies, copyrights, trademarks and brands, along with the proprietary suite of mastering software used to create our CD-ROM and DVD-ROM products.

As a result of the Acquisition, the Company became a publisher of interactive, digital, and multimedia publications on CD-ROM. The Company markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. We also distribute Hollywood Previews(TM) Entertainment iMagazine(TM), an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment iMagazine(TM) is used primarily to showcase the Company's proprietary digital publishing system capabilities. The Company's publications are distributed in a variety of methods including insertions in major metropolitan newspapers, insertions in major magazines and periodicals, hand-outs using targeted street teams, at movie theater box offices, in back-end fulfillment and packaging, or via direct mail to consumers.

The majority of our revenues to date have been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment iMagazine(TM). We also intend to begin sales efforts of our proprietary data and Usage Report that monitors the navigation and use of Hollywood Previews(TM) Entertainment iMagazine(TM) by its audience.

The Company is a holding company doing business through various operating subsidiaries. We formed iMedia US, LLC, a California limited liability company on December 24, 2003 to serve as our primary operating unit.

Combined Financial Statements - Footnote

The pro-forma impact of HPI, the predecessor company, on the consolidated results of operations of the Company, for the three months and nine months ended September 30, 2003 would be as follows:

For the three months ended September 30,2003

                                        Affiliated    Combining    Combined
                           As Reported     Group       Entries       Basis
                           -----------  ----------   -----------  ------------
                           (unaudited)  (unaudited)  (unaudited)  (unaudited)

Results of operations
  Revenue                  $  118,500   $  247,858   $ (176,331)  $   190,027
  Expenses                  1,061,606     (293,529)     176,331       591,746
                           -----------  -----------  -----------  ------------
 (Loss)income from
   operations                (943,106)     541,387            -      (401,719)
  Other expense                   211        6,456            -         6,667
                           -----------  -----------  -----------  ------------
 (Loss) income before
   provision for
   income taxes              (943,317)     534,931            -      (408,386)
  Provision for
   income taxes                     -            -            -             -
                           -----------  -----------  -----------  ------------
  Net(loss) income         $ (943,317)  $  534,931   $        -   $  (408,386)
                           ===========  ===========  ===========  ============


For the nine months ended September 30, 2003

                                         Affiliated    Combining    Combined
                           As Reported     Group       Entries       Basis
                           -----------  -----------  -----------  ------------
                           (unaudited)  (unaudited)  (unaudited)  (unaudited)
Results of operations
  Revenue                  $  156,000   $  533,983   $ (176,331)  $   513,652
  Expenses                  2,512,069     (407,444)     176,331     1,928,294
                           -----------  -----------  -----------  ------------
 (Loss)income from
   operations              (2,356,069)     941,427            -    (1,414,642)

  Other expense                   722       69,157            -        69,879
                           -----------  -----------  -----------  ------------
 (Loss) income before
   provision for
   income taxes            (2,356,791)     872,270            -    (1,484,521)

  Provision for
   income taxes                   800        1,600            -         2,400
                          ------------  -----------  -----------  ------------
  Net(loss) income        $(2,357,591)  $  870,670   $        -   $(1,486,921)
                          ============  ===========  ===========  ============




The accompanying notes are an integral part of these financial statements.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although revenues continue to increase on a quarter-to-quarter basis, we continue to be highly dependent on equity and debt financing to make up for operating shortfalls. These factors raise substantial doubt about our ability to continue as a going concern.

Additional financing will be required in order for the Company to continue operations. Management believes it will be able to obtain such financing from new investors by the sale of equity, debt or convertible debt through various private placements. However, the Company can provide no assurance that it will be able to obtain such financing, or that the terms of any such financing will be favorable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The consolidated financial information as of September 30, 2004 and for the nine and three months ended September 30, 2004 has not been audited and reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The consolidated results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future period. These financial statements should be read in conjunction with our financial statements in the Company's Form 10-KSB for the year ended December 31, 2003.

Basis of Presentation

The consolidated financial statements of iMedia International, Inc. include the accounts of the Company and its wholly owned subsidiaries iMedia US, LLC and HPI. All inter-company accounts and transactions have been eliminated in consolidation.

Dissolution of Subsidiaries

The Company's majority owned subsidiaries Las Vegas Previews, LLC and iPolitix, LLC had no operations for the nine months ended September 30, 2004, and these entities have been dissolved.

Revenue Recognition

Revenue is generated mainly through the sale and licensing of interactive, digital and multimedia publications and is recognized in various stages as the product, usually either a CD-ROM or DVD, is produced (pre-production), a gold master is approved by the customer (delivery), and when product is shipped to the customer or distributed to the public (fulfillment), provided that the following conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104, are satisfied:

   .    Persuasive evidence of an arrangement exists,
   .    Delivery has occurred or services have been rendered,
   .    The seller's price to the buyer is fixed or determinable, and
   .    Collectibility is reasonably assured.

Loss per Common Share

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

Diluted EPS are based upon the weighted average number of common shares as if all dilutive potential common shares had been outstanding. There were no dilutive potential common shares outstanding as of September 30, 2004.

The following potential common shares have been excluded from the computation of dilutive net loss per share for all periods prescribed because the effect would have been anti-dilutive




                            For the 9 months ended    For the 3 months ended
                                 September 30              September 30
                               2004         2003         2004         2003
                           -----------  -----------  -----------  ------------

Warrants or options issued for:

- offering costs                79,250            -       35,100            -
- services rendered            836,816            -      421,625            -
- convertible notes payable  1,541,000            -    1,241,000            -


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

Concentrations and Uncertainties

We do not believe that in the near future our earnings from sales to customers will be over concentrated to any one or to only a few customers. The Company's business plan calls for sales to a wide variety of customers and in a wide variety of interests. The Company's receivables outstanding at September 30, 2004 have subsequently been paid.

4.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 consisted of the following:

       Equipment                                      248,812
       Less accumulated depreciation                  162,535
                                                   -----------
        Total                                      $   86,277
                                                   ===========


5.  LINES OF CREDIT

In March 2004, we cancelled a line of credit with a financial institution in the amount of $30,000. The Company presently has no additional open lines of credit.


6.  CONVERTIBLE NOTES PAYABLE

On April 22, 2004 we closed on a short-term convertible note payable to Augustine Fund, LLP. We borrowed the amount of $250,000 payable in 90-days. The Note bore interest of 8% APR, compounded monthly. As an incentive to make the loan, Augustine Fund was issued a 3-year warrant to purchase up to 50,000 shares at $1.00 per share and a second one-year warrant to purchase up to 250,000 additional common shares at the same price. Pursuant to the terms of the Note, the Company had the right to repay the note at any time subject to a 10-day option to convert the Note into 250,000 shares of our Common Stock. We also had the right to extend the note for one additional 90-day period in its discretion. However, if we elected to extend the note (a) the conversion price of the Note would have been discounted 50% in favor of Augustine so that upon conversion, Augustine would receive 500,000 common shares and (b) Augustine would receive a third three-year "penalty warrant" to purchase 325,000 shares of common stock at $1.00 per share.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the Note to Augustine is considered to be interest expense. It will be recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matures. During the nine months ended September 30, 2004, the Company recorded $54,026 as a debt discount and recognized $54,026 in interest expense related to the accretion of the debt discount.

The warrants issued to Augustine entitle Augustine to purchase 300,000 shares of the Company's common stock at $1.00 per share, and it expires in a range of one to three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $54,026 and was recognized as interest expense over the period until the notes matured. During the nine months ended September 30, 2004, the Company recognized $54,026 in interest expense related to the accretion of the debt discount.

In July, 2004, the Company exercised its option to repay the Note and Augustine elected not to convert. The principal amount of the Note, plus $5,000 in interest was paid by the Company on July 20, 2004 and no penalty warrants were issued. The remaining interest related to the difference between the Company's stock price and the conversion price and the warrants was recognized on that date.

On September 1, 2004 we closed on a two short-term convertible notes payable to MicroCapital Fund, LP and MicroCapital Fund LTD (separately and collectively "Lenders"). We borrowed the aggregate amount of $1,000,000 payable to Lenders in 120-days. The Note bares simple interest of 15% APR. As an incentive to make the loan, Lenders were issued 5-year warrants to purchase up to the aggregate of 1,111,000 shares of common stock at $0.90 per share. Pursuant to the terms of the Notes, the Company has the right to repay the note at maturity, or Lenders may exercise an option to convert any portion of the notes into common shares at the price of $0.60 per share up to a maximum of 1,666,666 common shares. We also have the right to force conversion at the price of $0.20 per share, or 5,000,000 shares subject to the Company meeting certain required disclosure conditions.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the Note to Lenders are considered to be interest expense. It will be recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matures. During the quarter ended September 30, 2004, the Company recorded $464,140 as a debt discount and recognized $116,035 in interest expense related to the accretion of the debt discount.

The warrants issued to Lenders entitle them to purchase 1,111,000 shares of the Company's common stock at $0.90 per share. The warrants expire in five years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $247,473 and will be recognized as interest expense over the period until the notes mature or are converted. During the quarter ended September 30, 2004, the Company recognized $61,868 in interest expense related to the accretion of the debt discount.

We expect to either repay the notes upon maturity, or to request the Lenders to exercise their option to convert into common shares. We do not expect to exercise our option to force conversion, as the terms are unfavorable to the Company.

Loans Made by Related Parties

On July 20, 2004, we closed on three short-term loans totaling $130,000.
These loans were made to the Company by parties related to the Company and/or its officers or directors. The Company issued a promissory note to each lender. Each note had identical terms and conditions, although the note amounts varied. The notes have a term of 90-days and bear interest at 8% annually. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share were issued to the lenders as an incentive to make the loans. The loans have since been extended at the same terms, for an additional 90-days.

The amount allocated to the warrants as debt discount was calculated at $31,753. During the quarter ended September 30, 2004, the Company recognized $25,403 in interest expense related to the accretion of the debt discount.

7. COMMITMENTS - RENT

We lease office facilities on a month-to-month basis. Rent expense amounted to $29,250 for the nine months ended September 30, 2004 and $29,250 for the nine months ended September 30, 2003.

8. SHAREHOLDERS' EQUITY

Common Stock Subscriptions

During the nine months ended September 30, 2004 we received subscriptions of $1,228,000 for the purchase of 1,228,000 shares of common stock from accredited investors through a private placement dated March 18, 2004.

In addition, $370,000 was received from the prior year's subscriptions receivable.

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

Langley Park Investment Trust

On September 30, 2004, we closed on a Stock Purchase Agreement with Langley Park Investments LLP, a London-based institutional investment trust. Langley Park purchased 4,000,000 of the Company's common shares at the price of $1.90 per share. In lieu of cash, Langley issued to the Company 4,185,022 of its common shares at 1.00 British Pound Sterling per share (1.00 British Pound Sterling = US $1.81 on August 5, 2004). These shares become free-trading on the London Stock Exchange (LSE) on October 8, 2004 and opened at 0.31 British Pound Sterling per share. On September 30, 2004, we booked the corresponding value of these shares as an asset on our financial statements in the amount of $2,312,539. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (4,185,022 X 0.31 British Pound Sterling X $1.7825 = $2,312,539).

We intend to use the Langley shares either to collateralize and drawn-down on a bank line of credit, to take out the MicroCapital Fund(s) loans, and/or begin progressive liquidation of the shares through the LSE in the secondary market.

The Langley Park shares are registered as a Unit Investment Trust on the LSE. The trading symbol for the shares is LSE:LPI. The shares are quoted in British Pound Sterling. The investment trust consists of a portfolio of common stock of 23 U.S. publicly-traded microcap companies. Langley Park must hold, and cannot sell, short or hedge against its portfolio for a period of two years. One-half of the free-trading Langley Park shares paid to iMedia and the 22 other portfolio companies is being held in an escrow account as downside protection for the trust in the case that any of the portfolio companies should lose market value. At the end of the two-year restriction period, the escrowed shares are either returned to the Company, or a portion or all of the escrowed shares are returned to the trust to adjust for any market loss. If, at the end of the two-year period, the trading price of iMedia shares falls below $0.95c, all the escrowed Langley shares will be lost. If, however, the trading price of iMedia shares is more than $0.95c but less than $1.90c, only a proportionate amount of escrowed shares will be lost.

As of period ending September 30, 2004, the Langley Park Investment Trust had a net asset value for its underlying portfolio of 75,594,388 British Pound Sterling or US$136,069,898. (1.00 British Pound Sterling = US $1.80 on September 8, 2004). Assuming that the Downside Protection or "claw-back rights" had been exercised, this would represent a Net Asset Value per share of 1.15 British Pound Sterling or US$2.07. However, the trust will traditionally trade at a discount to its net asset value. The Langley Trust is also extremely susceptible to market conditions affecting small companies, specifically (1) the oversupply of stock by sellers (portfolio companies) looking to raise capital through liquidation of their shares at unrealistic discounts, and (2) the general lack of liquidity for the common shares of the underlying portfolio companies. The discount has been substantially greater that we initially anticipated. Since the first day of trading began on October 8th, the fair market value of the shares has varied between British Pound Sterling 0.22 and British Pound Sterling 0.40 per share. This represents a discount to the net asset value of the trust's underlying portfolio of 78% to 60%. Considering that downside risk to a purchaser is hedged by approximately 50%, we do not feel that the FMV as evidenced by the market price accurately represents the real value of this asset. However, under GAAP rules, we are obligated to book the initial value of this asset using the FMV of the shares as reported by the LSE. It is anticipated that once initial selling by portfolio companies has subsided and additional institutional buyers have been brought into the market, the FMV of the shares will increase to a level better representing the net asset value of the trust's underlying portfolio. Should and when this occurs, under GAAP we may have to continue reporting the value of this asset based upon the radically-discounted initial valuation regardless of any escalation in market price of the Langley Shares. Any increase in FMV would have to be evidenced on a fifth financial statement and reflected as "unrealized gains or losses" on this investment.

We paid a non-cash commission to an investment banker consisting of 209,251 Langley Park shares valued at $115,627 (209,251 x 0.31 British Pound Sterling X $1.7825), and an additional 200,000 shares of our common stock booked at FMV, and valued at $146,000 (200,000 X $0.73) for this transaction. The Langley Park shares commission of $115,627 is netted against the Langley Park investment of $2,312,539. The net asset value of the Langley Park investment as of September 30, 2004 is $2,196,912.

The Company accounts for this investment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments be classified as "held-to-maturity," "available-for-sale," or "trading securities" as defined. The Company classifies this investment as "available for sale." Securities available-for-sale are reported at their fair market value, and unrealized gains and losses are reflected as a separate component of shareholders' equity. Trading securities are reported at their fair market value, and unrealized gains and losses are reflected in income. As this investment was purchased on September 30, 2004, there are no unrealized gains and losses as of this date.

Common Stock issued for Services

During the nine months ended September 30, 2004, we issued a total of 184,325 restricted shares for services rendered.

Issued securities include:

 . 15,000 shares issued to a consultant - 12,000 shares for services rendered and expensed during 2003 and 3,000 shares for services rendered during the three month period ended March 31, 2004, valued at $15,000.

 . 10,000 restricted shares issued to another consultant for services rendered during the three month period ended March 31, 2004, valued at $10,000.

 . 114,325 shares issued to consultants for services rendered and expensed during 2003 and 2004, valued at $83,457.

 . 45,000 restricted shares issued to another consultant for services rendered during the three month period ended September 30, 2004, valued at $32,850. This expense is to be recognized over the term of the services and as such $16,225 is recorded as a prepaid expense at September 30,2004.


9.  WARRANTS AND OPTIONS

During the nine months ended September 30, 2004, the Company:

 . issued options to purchase 415,191 shares of the Company's common stock to third parties for consulting services. The Company issued these options at exercise prices between $0.10 - $1.75 per share, with terms expiring in two to three years. The options had a calculated value of $267,771 of which $2,373 will be recognized in a future period and is currently recorded as a deferred compensation equity account.

 . issued options to purchase 271,625 shares of the Company's common stock to third parties for consulting services. The Company issued these options at an exercise price of $1.00 per share, with terms expiring in two years. The options had a calculated value of $37,321 which was recognized in the current period.

 . issued warrants to purchase 325,100 shares of the Company's common stock to third parties at exercise prices between $0.90 - $1.25 per share, with terms expiring in two to five years. The warrants had a calculated value of $67,891 of which $66,887 was for consulting services and is recognized in the current period. The balance of $1,004 was recorded as offering costs in the equity accounts.

 . issued warrants to purchase 30,000 shares of the Company's common stock to the Shemano Group at an exercise price of $0.90 per share, with a term expiring in five years. The warrants had a calculated value of $8,880 of which $8,880 was recorded as offering costs in the equity accounts. In addition a $70,000 Finder's Fee was paid to The Shemano Group and recorded as offering costs in the equity accounts.


10.  EXECUTIVE COMPENSATION PAID TO AN AFFILIATE

In lieu of salary to three executive officers for the nine-month period ended September 30, 2004, we paid iPublishing, Inc. the amount of $364,500 and recorded these payments as management compensation expense.


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

BUSINESS

As a result of the Acquisition, the Company became a publisher of interactive, digital, and multimedia publications on CD-ROM. The Company markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. We also distribute Hollywood Previews(TM) Entertainment iMagazine(TM), an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment iMagazine(TM) is used primarily to showcase the Company's proprietary digital publishing system capabilities. The Company's publications are distributed in a variety of methods including insertions in major metropolitan newspapers, insertions in major magazines and periodicals, hand-outs using targeted street teams, at movie theater box offices, in back-end fulfillment and packaging, or via direct mail to consumers.

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

Hollywood Previews(TM) Entertainment iMagazine(TM).

We continue to publish Hollywood Previews(TM) Entertainment iMagazine and use this publication to showcase our proprietary digital publishing system. During the nine months ended September 30, 2004, we produced a two limited edition Hollywood Previews(TM) Entertainment iMagazines(TM). The products were distributed primarily in the Los Angeles, CA market and targeted to entertainment and direct response industry insiders. A majority of the content of our Hollywood Previews(TM) Entertainment iMagazine(TM), including theatrical movie trailers and other material such as press releases, behind-the-scenes footage, video clips, celebrity interviews and other promotional media, is provided to us directly by film studios and other sources.

As a magazine, we have not yet been able to achieve profitability in the publication of this product, but we continue to pursue the procurement of paid advertising sponsorships, licensing, content placements and e-commerce fees for the product. We do however continue to use Hollywood Previews as the basis for a variety of custom promotional discs for specific corporate clients. Because these custom discs are fully sponsored, each of these special-edition projects are profitable, with an average margin of 14% gross profit. We will continue to publish Hollywood Previews(TM) Entertainment iMagazine(TM) on a quarterly basis as a showcase for our technology and production capabilities.

Strategic Distribution Partners

We are continuing to forge relationships with major direct response marketing companies and publishers of newspapers and magazines for strategic distribution of our discs. We are working closely with these clients to develop a series of interactive, digital enhancements that will serve as digital supplements to their products and publications.

Revenue Sharing with Partnering Publishers

For certain strategic partners, we are implementing a revenue sharing program that will allow us to participate in a portion of the combined sponsorship revenues, or from back-end product sales. We continue to form relationships with these clients for the development of new disc programs to be integrated into their publications, or distributed in packages shipped to consumers purchasing their products. Some of these relationships involve revenue sharing programs that could provide the Company with additional profit and revenues. These partnerships have been not yet been formalized or implemented. In order to implement these programs with print publishers, we may be required to subsidize a portion of the costs involved in producing discs for these programs. It is anticipated that revenue shortfalls that will occur until such time as these newspapers and publishers can fully-integrate the sale of our digital media products with their existing print sales force, advertisers and sponsors.

Major Customers and Suppliers

We continue to expand and diversify our customer and marketing base so as to reduce the risk associated with sales concentration on any one or group of clients or markets. Currently a substantial portion of our revenues come from promotional discs for the television and direct response markets. It is anticipated that over the succeeding quarters, our customer base will become more broadly diversified as we begin marketing efforts directed at sports, travel and the life science industries.

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

Revenue Recognition - Revenue is generated mainly through the sale and licensing of interactive, digital and multimedia publications and is recognized in various stages as the product, usually either a CD-ROM or DVD, is produced (pre-production), a gold master is approved by the customer (delivery), and when product is shipped to the customer or distributed to the public (fulfillment), provided that the following conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104, are satisfied:

    .    Persuasive evidence of an arrangement exists,
    .    Delivery has occurred or services have been rendered,
    .    The seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

The consolidated financial statements of iMedia International Inc., as of September 30, 2004 include the accounts of the Company and its wholly owned subsidiaries HPI, and iMedia US LLC.

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

DISCUSSION:

The following discussion is based on a comparison of the Company's operations for the three months and nine months ended September 30, 2004 to its predecessor companies' financial statements for the three and nine months ended September 30, 2003.

Sales

Net sales for the three months ended September 30, 2004 were $756,794 compared with $190,027 for the three months ended September 30, 2003.

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

Cost of Sales

Cost of sales increased to $668,000 from $148,858 for the three months ended September 30, 2004 and 2003, respectively. Gross profit contribution was $88,794 (or 12%) and $41,169 (or 22%) for the three months ended September 30, 2004 and 2003, respectively.

The increase in cost of sales was directly related to the increase in gross revenues during this quarter.

Revenues for the quarterly period ending September 30, 2004 originated primarily from the design, production and distribution of custom discs and royalties. Cost of sales from the comparative period included a combination of design and manufacturing costs, thus there is little parity in comparisons between the two periods.

Operating Expenses

Operating expenses increased to $1,118,471 (149%) for the three months ended September 30, 2004, from $449,555 for the same period in the prior year.

The increase in expenses is due to continued development of our products, growth initiatives, expenses associated with expanded sales efforts, as well as substantial legal and accounting costs associated with the maintenance of our fully-reporting status.

Interest expense, relating to convertible debt interest, increased to $235,767 for the three months ended September 30, 2004. Bank interest of $6,667 was incurred for the same period in the prior year.

Net Profit or Loss

Net loss for the three months ended September 30, 2004 increased to ($1,265,444) compared to ($408,386) for the prior year's comparable period. This represents an increased loss of $857,058 or 210%.

The increase in net loss is primarily attributable to the expanded operations, for loan interest, for non-cash charges for warrants associated with various convertible notes, for the substantial legal and accounting costs related to our fully-reporting status, and for our increased sales and marketing efforts.

The following discussion is based on a comparison of the Company's operations for the nine months ended September, 2004 to the Company's financial statements for the nine months ended September 30, 2003, and include results from its predecessor Company's operations:

Sales

Net sales for the nine months ended September 30, 2004 were $1,681,969 compared with $513,652 for the nine months ended September 30, 2003.

The increase in sales is indicative of the acceleration in the Company's ability to procure new business and the shift in our sales emphasis towards special edition and custom disc production. We have focused much of our sales and marketing activities towards forming strategic partnerships with direct response marketing companies and publishers of newspapers and magazines. It is anticipated that the results of these relationships shall be realized within the next six months.

Cost of Sales

Cost of sales increased to $1,439,109 from $358,043 for the nine months ended September 30, 2004 and 2003, respectively. Gross profit contribution was $242,860 (or 14%) and $155,609 (or 30%) for the nine months ended September 30, 2004 and 2003, respectively.

Revenues during the quarterly period ending September 30, 2004 originated primarily from the design, production and distribution of custom discs and royalties. Cost of sales from the comparative period included a combination of design and manufacturing costs, thus there is little parity in comparisons between the two periods. In the future, it is anticipated that sales and cost of sales shall constitute a variety of design, manufacturing, replication and advertising costs, and that the gross margins will average between 20% to 40% of gross revenues with a potential to increase those margins when shared advertising revenue models, product sales models, data reporting models and back-end software bundling models are fully implemented. We currently are required to vary the profitability of each project in order to establish and maintain market share and acquire new clients. We foresee the need to continue our policy of cost variation in order to achieve significant vertical market penetration and brand recognition.

Operating Expenses

Operating expenses increased to $3,288,800 (100%) for the nine months ended September 30, 2004, from $1,642,530 for the same period in the prior year.

The increase in expenses is due to continued development of our products, growth initiatives, interest costs, expenses associated with expanded sales efforts, as well as the substantial legal and accounting costs associated with the maintenance of our fully-reporting status. We have dramatically increased our sales and marketing efforts resulting in additional operating expenses.
As our business increases, it is anticipated that operating expenses will increase in absolute dollars, but should decrease as a percentage of sales.

Interest expense, relating to convertible debt interest, increased to $330,811 for the nine months ended September 30, 2004. Bank interest of $722 was incurred for the same period in the prior year. Of the $330,811 charged to interest, $5,000 was paid in cash. The full amount of $330,811 was required to be charged so as to realize the Black-Scholes value of warrants associated with our various debt financings.

Net Profit or Loss

Net loss for the nine months ended September 30, 2004 increased to ($3,379,151) compared with ($1,486,921) for the prior year's comparable period. This represents an increased loss of ($1,892,230) or (127%).

The increase in net loss is primarily attributable to the expanded operations, loan interest, warrant expenses, the substantial legal and accounting costs related to our fully-reporting status, and our increased sales and marketing efforts.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2004 was ($2,439,834), resulting in a net operating loss.

Net cash used in investing activities in the nine months ended September 30, 2004 was ($94,759) reflecting the purchase of equipment ($53,954) and a reduction in the amount due from affiliates and associated companies of ($40,805).

Net cash provided by financing activities for the nine months ended September 30, 2004, totaled $2,530,347. The Company received proceeds from the issuance of common stock of $1,228,000 and the collection of common stock receivables of $370,000.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although revenues are continuing to increase on a quarter-to-quarter basis, we are still highly dependent on equity and debt financings to make up for our operating shortfalls. The Company has limited cash reserves. We incurred net operating losses of ($3,379,151) for the nine months ended September 30, 2004.

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

On May 14, 2004, we commenced a private offering of up to 8,333,334 shares of common stock of the Company for a total offering of up to $10,000,000. Since that date, we have retained, on a non-exclusive basis, three NASD registered broker-dealers to act as placement agents for this offering. The offering is currently being presented primarily to institutions, private equity funds and other professional accredited investors. To date, we have received $700,000 in subscriptions to this offering for 700,000 common shares. Of these, $530,000 remains unpaid. This offering was set to close on August 8, 2004, but the Company has elected to continue the offering by extending it on a month-by-month basis. The offering was formally closed on September 15, 2004.

On July 14, 2004, we entered into a contingent Share Purchase Agreement with
Langley Park, LLP, a London-based institutional investment fund.   Langley
agreed to purchase in a private placement, four million of the Company's common shares at the price of $1.90 per share. In lieu of cash, Langley issued to the Company 4,185,022 of its common shares at 1.00 British Pound Sterling per share (British Pound Sterling 1.00 = US $1.81 on August 5, 2004). Langley applied to the United Kingdom Listing Authority for registration as a unit investment trust and for subsequent listing on the London Stock Exchange. The Langley shares were listed on the London Stock Exchange (LSE) on September 30th and upon approval of Langley's registration statement became free-trading on October 8th 2004. The Company has thus been provided with immediate, although initially limited liquidity from the Langley free-trading shares. We anticipate that we will use the Langley shares either to collateralize and drawn-down on a bank line of credit, and/or begin progressive liquidation of the shares through the LSE in the secondary market. The shares opened on the London Stock Exchange (LSE) on October 8, 2004 at British Pound Sterling 0.31 per share. On September 30, 2004, we booked the corresponding value of these shares as an asset on our financial statements in the amount of $2,312,539. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (4,185,022 X British Pound Sterling 0.31 X $1.7825 = $2,312,539).

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

iMedia International, Inc. (the "Company") entered into a Securities Purchase Agreement (a "Securities Purchase Agreement") with each of MicroCapital Fund Ltd. and MicroCapital Fund LP (collectively, the "Investors") on September 1, 2004 for the sale of an aggregate of (i) $1,000,000 in convertible bridge notes (the "Notes") and (ii) stock purchase warrants exercisable for 1,111,0000 shares of the Company's common stock (the "Warrants").

On September 1, 2004, the Investors purchased an aggregate of $1,000,000 in Notes and received Warrants to purchase an aggregate of 1,111,000 shares of the Company's common stock.

The Notes bear interest at 15%, mature on December 29, 2004, and are convertible into our common stock, at the Investors' option, at $0.60 per share, subject to anti-dilutive adjustments. The Company may also force conversion of the Notes at a price calculated pursuant to the terms of the Notes, if, on their maturity date, certain conditions are met. The full principal amount of each Note is due upon default pursuant to the terms of such Note.

The Warrants are exercisable until August 31, 2009 at a purchase price of $0.90 per share. The exercise price of the Warrants will be adjusted in the event the Company issues common stock at a price below market (as defined in the Warrants).

In addition, the Company has granted the Investors certain registration rights pursuant to Registration Rights Agreements between each Investor and the Company entered into concurrently with each Securities Purchase Agreement.

All shares of the Company's common stock associated with this private placement are restricted securities in accordance with Rule 144 as promulgated under the of the Securities Act of 1933.

Recent Sales of Unregistered Securities

On March 18, 2004, we offered up to $1,000,000 of our common stock at an offering price of $1.00 per share in a private placement. The stock was sold directly by the Company, and through a non-exclusive placement agent, Salomon-Grey Financial Corporation. The shares were offered only to persons who are "accredited investors" as defined in Rule 501 of Regulation "D" promulgated under the Securities Act of 1933, as amended, or who are non-United States persons as defined in Regulation S under the Securities Act. We closed the offering on May 10, 2004. As at September 30, 2004 the Company had sold 1,221,657 shares, in that offering, directly, and had received gross proceeds of $1,058,000. Selling commissions paid were $114,790.

On May 14, 2004 we offered up to $10,000,000 in units of common stock and warrants at an offering price of $2.00 per unit in a private placement. The offering was later terminated on September 15, 2004. There was no minimum offering amount. At the time of termination, a total of $170,000 was raised from the sale of 85,000 units. Each unit consisted of two shares of common stock and two (2) three-year warrants to purchase common stock at the price of $1.00 per share. The units were sold directly by the Company, and through a several non-exclusive placement agents. The units were offered only to persons who are "accredited investors" as defined in Rule 501 of Regulation "D" promulgated under the Securities Act of 1933, as amended, or who are non-United States persons as defined in Regulation S under the Securities Act. We closed the offering on May 10, 2004. Selling commissions paid were $14,300.

On July 14, 2004, we entered into a contingent Share Purchase Agreement with Langley Park, LLP, a London-based institutional investment fund. Langley agreed to purchase in a private placement, four million of the Company's common shares at the price of $1.90 per share. In lieu of cash, Langley issued to the Company 4,185,022 of its common shares at British Pound Sterling
1.00 per share (British Pound Sterling 1.00 = US $1.81 on August 5, 2004). Selling commissions on this transaction consisted of 200,000 shares of our common stock and an additional 209,251 of the Langley Park shares. No cash commissions were paid. The shares were offered only to an "accredited investor" as defined in Rule 501 of Regulation "D" promulgated under the Securities Act of 1933, as amended, or who are non-United States persons as defined in Regulation S under the Securities Act. We closed the offering on May 10, 2004.


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

    We do not have an active, liquid trading market for our common stock.

You may have difficulty selling your shares. Our common stock has been treated as a "penny stock" as that term is defined in SEC Rule 3a51-1. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker and dealers effecting transactions in any penny stock for or with the account of a customer to provide the customer with a document disclosing the risks of investing in penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the customer's account. In addition, SEC Rule 15g-9 prohibits broker and dealers from selling penny stocks or effecting the purchase of penny stocks unless the broker or dealer has approved the investor's account for transactions in penny stocks by obtaining, among other things, information concerning the investor's financial situation, investment experience and investment objectives and making a determination as to whether transactions in penny stocks are suitable for the investor in accordance with SEC rules and regulations. In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock, and you may have difficulty selling your shares. Historically, the public market for our common stock has been very limited. For example, the average reported volume of trading in our common stock over the August through October period was less than 1,000 shares per day. Our common stock currently trades on the Pink Sheets. There as been an application to be listed on the OTC-BB Exchange filed with the NASD. This request is still pending. We do not know whether or when the NASD will approve this application. In addition, if the NASD approves this application, we cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors. Accordingly, investors may have difficulty accumulating a significant position in our stock or in selling a substantial number of shares in a short period of time.



    We may not be successful in establishing necessary strategic alliances.

We are seeking to build alliances with leading national sponsors, media and publishing companies, distributors, financial organizations and technology companies, and plans to continue its strategy of developing key alliances in order to expand its reach into the national and international marketplace. However, there can be no assurance that the Company will be successful in obtaining ongoing strategic alliances or that we will be able to find further suitable business relationships as it develops strategies and new products. Any failure to continue or expand such relationships could have a material adverse effect on our business, results of operations or financial condition.

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

Our ability to successfully develop its products, manage growth and maintain its competitive position will depend, in a large part, on its ability to attract and retain highly qualified management. The Company is dependent upon its Chief Executive Officer, President, Chief Financial Officer, and other key members of its management and consulting team. Competition for such personnel is significant, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. Our consultants may be affiliated or employed by others and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company. We addressed such potential conflicts by requiring that its consultants, collaborators and sponsored researchers execute confidentiality agreements upon commencement of relationships with the Company, by closely monitoring the work of such persons and by requiring material transfer and patent assignment agreements wherever possible and appropriate.


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


PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

NONE


ITEM 2: CHANGES IN SECURITIES- [update to include the correct numbers for the May 14, PPM]

During the nine months ended September 30, 2004, we sold an aggregate of 1,228,000 shares of common stock. The shares were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 Regulation D promulgated thereunder. Commissions of $129,090 were paid in connection with the sale of those shares. The Company issued
25,000 common shares for services rendered.   We issued an additional 408,993
shares to investors who participated in a previous private placement dated September 2, 2003. The shares were issued to adjust the difference paid by these prior subscribers from that of subscribers of the subsequent private placement dated March 18, 2004, who eventually purchased shares at a price-per-share lower than that of the previous offering. As at September 30, 2004 the Company held signed subscriptions for a further 530,000 shares ($530,000) that remain unpaid that were sold pursuant to a private placement offering dated May 15, 2004.

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

On May 14, 2004 we offered up to $10,000,000 in units of common stock and warrants at an offering price of $2.00 per unit in a private placement. The offering was later terminated on September 15, 2004. There was no minimum offering amount. At the time of termination and included in the aggregate above, a total of $120,000 was raised from the sale of 60,000 units. Each unit consisted of two shares of common stock and two, three-year warrants to purchase common stock at the price of $1.00 per share. The units were sold directly by the Company, and through a several non-exclusive placement agents. The units were offered only to persons who are "accredited investors" as defined in Rule 501 of Regulation "D" promulgated under the Securities Act of 1933, as amended, or who are non-United States persons as defined in Regulation S under the Securities Act.

On July 14, 2004, we entered into a contingent Share Purchase Agreement with
Langley Park, LLP, a London-based institutional investment fund.   Langley
agreed to purchase in a private placement, four million (4,000,000) of the Company's common shares at the price of $1.90 per share. In lieu of cash, Langley issued to the Company 4,185,022 of its common shares at British Pound Sterling 1.00 per share (British Pound Sterling 1.00 = US $1.81 on August 5, 2004. We issued an additional 200,000 restricted on shares as commissions to an investment banker on this transaction. The Company believes that the issuance of its securities to Langley Park, LLP in this transaction will be exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, since Langley Park, LLP is an "accredited investor" as that term is defined in Regulation D.

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

iMedia's Common Stock

iMedia's common stock is traded on the Pink Sheets under the symbol IMNL. There as been an application to be listed on the OTC-BB Exchange filed with the NASD. This request is still pending. We do not know whether or when the NASD will approve this application. In addition, if the NASD approves this application, we cannot predict that an active, liquid trading market will develop or that the market will be able to sustain transactions by larger institutional investors.

Our common stock has been treated as a "penny stock" as that term is defined in SEC Rule 3a51-1. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker and dealers effecting transactions in any penny stock for or with the account of a customer to provide the customer with a document disclosing the risks of investing in penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the customer's account. In addition, SEC Rule 15g-9 prohibits broker and dealers from selling penny stocks or effecting the purchase of penny stocks unless the broker or dealer has approved the investor's account for transactions in penny stocks by obtaining, among other things, information concerning the investor's financial situation, investment experience and investment objectives and making a determination as to whether transactions in penny stocks are suitable for the investor in accordance with SEC rules and regulations. In the past, compliance with these requirements have made it difficult to establish an active, liquid trading market in our common stock.

Each holder of iMedia's common stock is entitled to one vote per share registered in his or her name on iMedia's books on all matters submitted to a vote of iMedia's stockholders.

The holders of outstanding shares of common stock of iMedia are entitled to receive dividends, when and if declared by the board of directors, out of the assets of iMedia which by law are available therefore, payable in cash, in property or in shares of capital stock. Each stockholder is entitled to one vote for each share of common stock held of record by that holder on the books of iMedia for the election of directors and on all matters submitted to a vote of stockholders of the corporation. Holders of iMedia 's common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. In the event of liquidation, dissolution or winding up of the affairs of iMedia, after payment of claims of creditors and the satisfaction of any liquidation preference granted to the holders of any outstanding shares of preferred stock, holders of iMedia common stock will be entitled to receive all of the remaining assets of iMedia of whatever kind available for distribution to stockholders ratably in proportion to the number of shares of iMedia common stock held by them. The rights, preferences and privileges of the holders of iMedia common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock, which the board of directors may designate in the future.

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

iMedia Preferred Stock

iMedia has no outstanding shares of preferred stock. iMedia's board of directors, however, is authorized at any time and from time to time to create and provide for the issuance of shares of preferred stock in one or more series and to fix, from time to time, the relative rights, preferences, privileges and restrictions granted to or imposed upon any un-issued series of preferred stock. The authority of iMedia 's board of directors with respect to each series of preferred stock includes the determination of the number of shares of any series and the designation to distinguish the shares of such series from the shares of all other series. The board of directors effects a designation of each series of preferred stock by filing with the Delaware Secretary of State a certificate of designation defining the rights and preferences of such series.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit
Number        Description

10.1 Stock Purchase Agreement Dated July 14, 2005 between the Company and Langley Park Investments, PLC. Reference Exhibit 10.5 of our Form 10QSB filed August 23, 2004.

10.2 Form of Securities Purchase Agreement dated September 1, 2004 with MicroCapital Funds.

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

On August 31, 2004, we filed on Form 8K under Items 2.02 and 9.01 disclosure that we published a press release of the Company's second quarter Results of Financial Condition and Operations.

On September 7, 2004, we filed on Form 8K under Items 1.01, 2.03, 3.02 and
9.01 that we had entered into a Securities and Purchase agreement (private placement) with MicroCapital Fund LTD and MicroCapital Fund LP for $1,000,000 of convertible notes and warrants.

On October 6, 2004, we filed on Form 8K under Item 3.02 that we had closed on a Stock Purchase Agreement (private placement) with Langley Park Investments, PLC for the purchase of 4,000,000 shares of our common stock. We had previously filed a copy of the Securities Purchase Agreement as exhibit 10.5 on our Form 10-QSB, dated August 23, 2004.




                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 17, 2004

IMEDIA INTERNATIONAL INC.



By:  /s/ David MacEachern
-----------------------
 David MacEachern,
 Chief Executive Officer



By:  /s/ Franklin Unruh
-----------------------
 Franklin Unruh,
 Chief Financial Officer