Form 10KSB
period 2004-12-31
IMEDIA INTERNATIONAL INC
filed 2005-03-31
CIK 1208498

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to __________

                Commission File Number: 000-50159

                   iMedia International, Inc.
           --------------------------------------------
         (Name of small business issuer in its charter)

 Delaware                                56-2428786
---------------------------------------  ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


1721 21st Street, Santa Monica, Ca       90404
---------------------------------------  ---------
(Address of principal executive offices) (Zip Code)


Issuer's telephone number: (310) 453-4499

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant had revenues of $2,290,534 for the year ended December 31, 2004

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $69,501,988 as of March 18, 2005

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 18, 2005, the Registrant had 65,567,913 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


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

                             PART I
                             -------

ITEM 1. DESCRIPTION OF THE BUSINESS AND SUBSIDIARY OPERATIONS


iMedia International, Inc.

iMedia International, Inc., (the "Company") is a publicly traded corporation founded in 1987. The Company's shares are traded on the Over-The-Counter Bulletin Board and are quoted by NASDAQ under the ticker symbol IMNL.OB.
Prior to August 29, 2003 the Company was a "development stage company" meaning that the Company's primary business plan was to seek business opportunities.

On August 29, 2003, the Company acquired all of the capital stock of Hollywood Previews, Inc, a privately held California corporation ("HPI"), and HPI became a wholly owned subsidiary. On November 24, 2003, the Company (through merger) reincorporated in Delaware and changed its name to iMedia International, Inc.

iMedia International, Inc. publishes and distributes interactive CD-ROM and DVD discs that promote a variety of content, information and sponsor advertisements. These discs may either be a proprietary publication such as Hollywood Previews(TM) Entertainment Magazine or custom publications designed for specific clientele.

The Company is a holding company that generates revenues from flow-through income of its subsidiary operating units, iMedia US LLC, and Hollywood Previews Inc. Flow-through revenues consist of production fees, replication and manufacturing fees, advertising and sponsorships, transactional fees, and revenue sharing from consumer transactions that originate from the Company's digital publications.

The Company has the exclusive rights to utilize the intellectual property (IP) developed by predecessor companies, comprising various trademarks, rights, licenses and methodologies that comprise it's "disc publishing and asset management system" which allow the Company to efficiently create a compelling product and a unique interactive experience for the viewer. Included in the IP is a proprietary "disc usage tracking and measurement system".

The Company intends to expand its operations from entertainment and custom disc verticals into a succession of new verticals, such as Education, Transactional, Direct Response, Life Sciences, Travel and others.

Unless specifically stated otherwise, all references to the business activities of the Company should also be assumed to be a reference to that of its subsidiaries and vice-versa.


iMedia US, LLC

iMedia US, LLC ("IM-US") was formed on December 24, 2003 as wholly-owned subsidiary of the Company. Organized under the laws of the State of California, IM-US is our principal operating, development and manufacturing arm. IM-US functions as the design studio and "intellectual foundry" for the production and development of new company products and services.

IM-US produces interactive promotional discs and digital media for a variety of corporate clientele. The Company's products converge the combined power of print, audio, video, broadcast and the internet, all in one easy to use, efficient disc that can play in any computer in the world. The discs are used by the Company and its corporate customers as marketing and promotional devices that deliver multi-media messages, i.e. business to consumer, as well as in the business-to-business markets. These discs allow consumers to make purchases directly from the disc to the internet. The disc usage is trackable and measurable, thus separating this medium from all other types of media.

The core business of IM-US is to develop, produce and distribute proprietary and custom digital transactional media products, and to sell or partner with established publishers of catalogs, newspapers, magazines, and other printed media so as to provide an enhanced reader/viewer experience along with prompting and enabling transactional possibilities. As a consequence of disc usage tracking and measurement system, the Company is able to gain considerable user data, which it intends to turn into marketable information.

As a custom digital media solutions provider, the IM-US works closely with its corporate clients to identify and aggregate compelling, multi-media content that is attractive to its targeted users. This content may be in the form of Hollywood filmed entertainment, new television shows, DVDs, music, sports, events, or travel and destination content. Discs may feature new products and services, transactional opportunities and digital downloads. In addition, IM-US produces discs that aggregate and showcase corporate messages, training and educational programs, product catalogs, directories and other materials that may not contain entertainment or "theme-based" content, but also exploit the Company's proprietary media as well as its tracking and its distribution methodology.

IM-US designs custom digital discs that allow the corporate sponsor or national brand to associate their products and services with engaging media content. The Company helps to develop and integrate a distribution model consistent with the client's goals and targeted demographic audience. Traditionally, this has incorporated the use of print media such as catalogs, newspapers and magazines and to enhance their publications with a digital supplement, targeted to specific geographic, demographic and psychographic distribution models.

With its proprietary usage tracking and measurement system, the Company can generate real-time on-line reports of users' interests, time spent on the disc, even the percentage of convergence (how many discs were actually viewed versus distributed) and the actual number of consumer click-through's. This reportability and traceability of the disc usage is a major factor in separating the Company's digital transactional media from that of other traditional broadcast and print media. The Company's reporting and measurement system is proprietary, and it provides the Company with a substantial competitive advantage over competitors offering only disc authoring and mastering services.

IM-US uses two complementary revenue models; a fixed margin and; a variable margin businesses.


Fixed Margin Products.

The Company creates and distributes custom discs that have fixed profit margins. The Company uses its fixed margin business to project and increase top-line growth and to secure new clientele. By keeping the price of its production and replication services competitive, the Company has created a significant barrier to entry for competition. Among others, our fixed margin clients include major cable and national television networks and financial institutions. Typical gross profit margins for fixed margin products range from 20% to 50%. The gross loss was incurred because the company elected to produce pilot programs as client acquisition mechanisms for fixed margin products and also elected to continue with regular small volume production of its proprietary "Hollywood Previews" iMagazine, (a variable margin product), as a selling tool, with little or no sponsorship potential at those low volumes.

Variable Margin Products.

The Company has also develops variable margin products that allow for an unlimited upside profit potential by way of revenue sharing arrangements in advertising, sponsorships or merchandise sales. Variable margin products may include interactive product catalogs or proprietary publications such as Hollywood Previews or Travel Previews whereby the Company owns or controls the content and advertising inventory and owns or shares in the transactional opportunities on each disc. Among others, our variable margin clients include home shopping networks, infomercial production companies and world renown troupes. The variable products can yield virtually unlimited gross margins depending upon sponsorship participation, consumer use and transactional response. The gross loss was incurred because the company elected to produce pilot programs as client acquisition mechanisms and elected to continue with small volume production of its proprietary "Hollywood Previews" iMagazine, (a variable margin product), as a selling tool, with little or no sponsorship potential at those low volumes.


Hollywood Previews, Inc.

HPI is a wholly owned subsidiary of the Company. HPI distributes a proprietary digital media product marketed as Hollywood Previews(TM) Entertainment Magazine, an interactive video magazine distributed on disc that includes previews of theatrical trailers of major motion pictures, celebrity interviews, DVDs, music videos, promotions and contests along with advertisements and transactional opportunities.

HPI is a California Corporation founded on July 22, 2002, originally under the name DTV Studios. DTV Studios changed its corporate name to Hollywood Previews, Inc. on January 3, 2003. Prior to forming HPI, and for over two years, the Company's principal management had ownership of other closely related companies involved in the production and distribution of disc magazines, new media and various other interactive publishing ventures. HPI's predecessor company, The Modern Company LLC, was responsible for originally conceptualizing and producing the CD-ROM video magazine now known as Hollywood Previews(TM) Entertainment Magazine, along with all its source code and other intellectual properties.

HPI has the exclusive rights to produce and distribute the Hollywood Previews(TM) Entertainment Magazine in the United States. See "Certain Relationships and Related Transactions".


Hollywood Previews(TM) Entertainment Magazine and Related Products

HPI's core product is the Hollywood Previews(TM) Entertainment Magazine. Hollywood Previews Entertainment Magazine is currently distributed as a freestanding insertion or bundled in major newspapers and magazines nationally. This iMagazine(TM) is distributed at no cost to the viewer, and is produced either on CD-ROM or DVD.

To date, the Company and its predecessor have produced 17 unique issues, and have distributed over 2,500,000 Hollywood Previews CD-ROMs. Each issue typically contains up to 15 full-length theatrical movie previews along with celebrity interviews, special behind-the-scenes footage, stills, promotions and contests. The discs are completely interactive and measurable and contain room for up to 30 regional or national corporate sponsorships. "New-to-DVD" releases and new music videos are also featured.

Advertisements in this iMagazine(TM) are not passive, but use interactive video and other graphical surprises to entertain viewers as they move from page-to-page. Because of its interactivity, the Company can secure information on viewer usage as to how long was spent viewing the previews and sponsored ads, which ads were most effective, which ads were viewed multiple times and how many unique individuals viewed them. This information can be analyzed geographically. HPI can use this data to demonstrate the efficacy of its media to its existing sponsors and in order to obtain additional sponsors. The data may also be sold or provided to customers in accordance with the Company's Privacy Policy.

In accordance with the Company's privacy policy, unless users voluntarily opt-in, the Company obtains no personal information (i.e. names, addresses, age, gender etc.) from users as it does not place "spyware" or other cookies or other digital devices on a user's computer, therefor Company has no privacy issues with the collection of its data, and the use thereof.

HPI intends to continue publishing its magazines using two specific revenue models:

..  As a Digital Supplement to Newspapers

HPI offers Hollywood Previews(TM) Entertainment Magazine as a turnkey digital entertainment supplement to national and regional newspapers for a reasonable, fixed cost per disc. This allows publishers the opportunity to offer their readers a state-of-the-art digital multi-media supplement for much less that they could ever produce it themselves. This is especially attractive to small-to-mid market newspapers in rural or suburban areas. In addition to selling discs, HPI partners with these newspapers by securing a share of the ad sales revenues sold by the publishers. Since each publisher already has an existing advertiser base and sales staff, expanding to new regions, even internationally does not impose additional overhead burdens on HPI. Thus, even if the newspapers fail to sell any ads, HPI still has a built-in profit margin on each disc produced and distributed.

..  As a Magazine

HPI intends to continue acquiring regional and national sponsors that will allow for escalation in the number of discs the HPI produces and distributes. HPI intends in the future to produce and make its iMagazines(TM) available, under a variety of private labels, to specific distributors or national sponsors.


Hollywood Previews Distribution

In addition to various projects being negotiated directly with major metropolitan newspapers, the Company has contracted with a major media placement company for the distribution of its Hollywood Previews Entertainment Magazine as interactive free standing inserts in various major U.S. metropolitan newspapers, starting in the New York, Chicago and Los Angeles metropolitan areas.

A key component and a fundamental milestone to the success of Hollywood Previews is the ability of the Company to poly-bag the entire Sunday newspaper with its advertising and disc insertion. The Company thereby places its products on the front "cover" of major national newspapers.

In addition to newspaper distribution, Hollywood Previews(TM) Entertainment Magazine will also be distributed in various other ways. The Company intends to distribute at various national retail stores, public events and through national magazines. For example, a major liquor company was the sole sponsor for 217,000 specifically targeted discs inserted in a prominent New York monthly and for and additional 30,000 discs distributed directly in theaters.

The Company has participated in direct handouts to the public on city streets such as the special edition Hollywood Previews produced for Tribeca Film Festival by a major credit card company, which was handed out to over 500,000 New York City residents. Hollywood Previews has also been distributed as a handout at theater box offices throughout the United States.

The Company and its predecessor has completed 17 issues of Hollywood Previews(TM) Entertainment Magazine, and intends to produce a minimum of four quarterly issues each year in addition to several special editions.
The Company has obtained the exclusive license for the proprietary source code, trademarks and templates powering the Hollywood Previews(TM) Entertainment Magazine. Because of the modular nature of this code, its underlying architecture can be reproduced again and again for each digital magazine product. Because primary source code does not have to be re-written for each new product or issue, the Company can offer one-off's, special editions and other on-request productions without incurring additional coding costs.


Las Vegas Previews, LLC

Las Vegas Previews, LLC ("LVP"), was a wholly owned subsidiary of the Company. LVP was formed on May 13, 2003, as a Nevada limited liability company. Since its recent inception, LVP had no operations and the company was dissolved in 2004.


iPolitix, LLC

iPolitix, LLC ("IPOL") was a wholly-owned subsidiary of the Company. IPOL was formed on December 12, 2003, as a Nevada limited liability company. Since its inception, IPOL has had no operations and the company was dissolved in 2004.


Sports iMagazines

The Company views the development of various sports iMagazines(TM) as a natural development to our publishing library. The Company intends to license or partner with various professional sporting associations to produce and distribute interactive sports iMagazines(TM). An example of this was a special edition disc produced and distributed for a well known Los Angeles national baseball team.

The Company sees the opportunity to create new interactive, multi-media iMagazines featuring football, basketball, golf, volleyball, auto racing and other sporting content. These iMagazines(TM) may be published either as joint ventures with or under license from the various associations and leagues. iMagazines(TM) could be distributed at sporting events as an added value to ticket holders, through traditional print magazines catering to the sports demographic audience, or through major newspapers similar to that of Hollywood Previews((TM)) Entertainment Magazine.


Real Time Reporting System

Each of the Company's proposed new publications and custom discs will incorporate a proprietary, real time reporting system. The Company is able to generate instant reports on consumer reaction, time spent viewing, consumer interests and other data informative to sponsors and content providers. The Company intends to distribute special opt-in "survey" discs with each issue that will allow consumers the opportunity to express their views and opinions on specific content or sponsor related issues. This data can either be provided to committed sponsors as an added value, or sponsors and content providers may be charged for this useful data.

Design and Production Services

The Company will continue to provide custom design and production services for a variety of new and existing clients. The Company will use its proprietary technology to produce varied products such as interactive advertising, multi-media marketing discs, iMagazines(TM) and interactive corporate reports.


Transactional Opportunities

Interactive digital discs are a perfect medium to connect the viewer to the Internet, thereby prompting and enabling transactional opportunities, including instant on demand digital downloads as well as market research and data collection. The Company intends to exploit these intrinsic and proprietary qualities of its products.


Sales and Marketing

The initial market for our products and services is in the United States, and consists of the sale of custom discs and interactive publications. The company intends to create new subsidiaries to penetrate international markets.

Major U.S. corporations and national brands will be marketed to produce discs not only to promote their products and services, but also to promote their companies to shareholders, investment bankers, brokers and analysts. The Company sees a sizable opportunity in targeting public corporations which traditionally (and by obligation) must produce and distribute annual reports to the public. The Company seeks to penetrate this marketplace by developing specialized promotional discs that will include a company's annual report and deliver a full multi-media message at far less cost than using traditional four-color printed reports.


Intellectual Property

The Company has obtained the exclusive rights and license (the "License") for the use of proprietary code, templates, service marks, trademarks, and other patent and un-patentable devices (collectively the "Intellectual Property") that it will employ to produce its interactive publications. The License was acquired from its owner, I-Publishing Inc. ("Licensor"), a closely related corporation controlled by, and whose beneficial owners are also principal shareholders and Directors of the Company. The exclusive License was effective on April 4, 2003 and is valid for a term of 99 years. The License can be assigned, sold, hypothecated, transferred and/or sub-licensed to other third parties at our sole discretion, in accordance with the terms of the License Agreement.

In exchange for the License, the Company will pay a royalty of 5% of the gross margin associated with revenue produced that uses or relies upon the Licensor's Intellectual Property in any form. The licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as we remain in operation. There are no minimum performance stipulations in the License Agreement. During the year ended December 31, 2004 the Company paid $19,657 to iPublishing in royalties under this agreement.


Some Case Studies

The Company has created and distributed a variety of interactive disc products for various Fortune 500 companies. These include:

Univision Television - Univision is one of the largest Spanish language television broadcasters in the world. The Company produced a special interactive disc entitled "Hispanic Vote Tool Kit". The disc was created especially to target U.S. media buyers for political advertisements. The disc included a proprietary "media budget calculator" that was conceived, designed and programmed by the Company. The disc was distributed by Univision via direct mail

Fox Television Network - The Company has produced three unique discs for the FX Television Network's hit shows "24", "Nip/Tuck" and "Rescue Me". In all, over 3,530,000 discs have been produced and distributed for FX using People Magazine, Entertainment Weekly Magazines and various major metropolitan newspapers.

American Express - The Company recently produced over 500,000 promotional discs for the New York City's Tribeca Film Festival, a major film industry event sponsored by American Express.

Warner Brothers, The "WB" Network - Over 560,000 special edition DVD discs were produced and distributed by the Company promoting The WB's new television show "Jack and Bobby". The DVD's were distributed in the September 3rd issue of Entertainment Weekly magazine in top five U.S. markets.

In addition, the Company has produced a variety of demonstration discs for:
Costco Stores, GQ Magazine, DirecTV, Avon Cosmetics, Microsoft Corporation, NFL Channel, Motor Trend Magazine, KB Homes and others.


Direct Response Marketing

The Company is creating disc-based product for the direct response and direct to consumer marketing industries. Direct response marketing budgets exceed $200 billion annually. The largest direct response companies each ship from 3 to 4 million packages month. "Infomercials" combined with the thousands of catalog companies and product fulfillment houses, provide a never-ending supply of new products, catalogs and retail opportunities perfectly suited to disc promotion. The Company has contracted with several major direct response marketers to produce interactive disc catalogs that will be used to cross-promote the various products distributed by these direct-to-consumer companies. The promotional disc catalogs will be inserted into product packaging at the point of fulfillment prior to being delivered to direct response consumers. The Company's clients include household names in transactional marketing. In addition, the Company has created its own proprietary interactive catalog that incorporates many of the direct response products featured on client's discs, and it incorporates a revenue sharing agreement wherein the Company participates in a portion of the sales that originate from the Company's interactive catalog disc. These participations
typically vary from 5% to 50% of the retail consumer sale.   The Company
foresees the direct response industry as a major source of re-occurring revenue and gross margin, and has devoted substantial assets and personnel to continue penetration of this lucrative market.


Life Sciences Industry

The Company has targeted the "life sciences" market, and produce interactive discs targeted to this industry. Discs provide a tremendous advantage to the pharmaceutical companies over traditional media, like printed media, radio or broadcast television. Their messages must contain extensive risk disclosures and other disclaimer information that limits the effectiveness and impact of their advertising. Pharmaceutical companies can now associate their advertising with public awareness campaigns, public service messages and provide education about specific health issues such as woman's cancers and other diseases or information concerning alternative health protocols. The Company is currently in discussions with several major drug manufactures to promote their products and surgery alternatives, both B to B (pharmaceutical manufacturers to Doctors, hospitals and pharmacies) and B to C (pharmaceutical manufacturers and doctors to consumers).

This $200 billion segment of the US Life Science industry includes pharmaceuticals, biologics, and medical devices. Over $23 billion will be spent on prescription drug advertising this year alone. Target audiences include the nation's 600,000 physicians, 200,000 pharmacists, hospitals and the ultimate consumer, the patient. Over 84% of promotional budgets are spent on "provider detailing" by over 100,000 pharmaceutical sales representatives who distributed 766 million product samples last year alone. Over 10% of marketing dollars are spent on programs aimed at encouraging patient compliance and persistence among product users. Spending in this area is expected to increase substantially in the years ahead.


Education Markets

The Company is similarly targeting the broad field of Education. This includes the university system, corporate training as well as primary and secondary education. The Company has begun a disc program to be completed in early 2005 for a well-known "distance learning" postgraduate university. The Company is also in advanced discussions with a world-renowned educator and former CEO of the world's leading purveyor of disc based products.


Interactive Political Campaigns

The Company has created interactive discs that promote political candidates, ballot initiatives and their viewpoints. The Company's technology, along with its state-of-the-art reporting and measurement system provides political candidates and their constituencies with real-time polling opportunities. As users navigate the disc, their interests and concerns can be tracked and measured, thus providing candidates and political parties with unparalleled polling data. Not only can candidates now deliver their messages in full multi-media format, but user response can now be measured allowing candidates the opportunity to direct their campaigns around issues that have the highest demonstrable voter interest.

The Company is working closely with the Teamsters Union, one of the world's largest labor unions to begin producing a variety of discs for distribution to their membership, for recruiting and organizing. Because they have a need to inform, train and organize millions of U.S. workers and consumers on a continual and reoccurring basis, the Company sees Labor Unions as a tremendous potential market


Employees

As of December 31, 2004, the Company had 25 employees and/or full-time independent contractors of whom six are involved with graphic, media or other production, five in sales and marketing, four in general office administration, and six in executive management. Executive officers are compensated by way of consulting agreements with their respective independent corporations. There have never been any litigation issues with employees and the Company considers its relationships with its employees to be satisfactory.

The Company has, since inception, relied heavily upon outside contractors, consultants, attorneys and other independent professionals to augment its employees and to aid in the performance of duties. The Company intends to continue using outside contractors, consultants, attorneys and other professionals until such time as it elects to hire employees to fulfill these obligations.


Government Regulation and Other Matters

The Company is currently unaware of any government intervention or legislative acts pertaining to its industry that could have a materially adverse affect on its operations or viability.

The Company is dependent upon certain standard industry practices that if changed could adversely affect our business. The largest and single-most important factor relates to the dissemination, redistribution and re-publishing of trademarked or other rights-protected materials currently available to our subsidiary, HPI, for the production of the Hollywood Previews(TM)Entertainment Magazine. The Company does and will continue to rely upon the availability of certain media, video clips, audio clips, photographs, graphics and other collateral materials produced by movie studios and record companies for the promotion of our products. It is an industry practice that promotional materials are provided free-of-charge to established and credentialed news or media agencies. These promotional materials are usually distributed through "press kits" or other special disseminations to various media organizations, publishers, TV shows and news organizations for publication or re-broadcast. Media companies, publishers and broadcaster then incorporate this copyrighted content into their various proprietary programs for broadcast or redistribution.

Although the Company does not expect a change in the way studios and record companies distribute or license their copyrighted promotional materials, should for some reason these promotional materials be unavailable or should there be a requirement to pay for the use of these materials, HPI's business could be materially and negatively affected.

In addition, the use of celebrity names and/or likenesses, even when believed to be in the public domain or when provided as a part of a studio's promotional materials, may be subject to certain rights protections of which the Company may not have been made aware, or that may not have been clearly established. Hence, although not anticipated, the Company could face claims arising from the use of these real or perceived intellectual properties from right holders or other entities who may claim damages based upon our unauthorized use or other infringement.

Finally, over the past few years, more and more celebrities have entered promotional agreements, and have become spokespersons for various consumer products such as soda, athletic equipment, cars and national brands. It is possible that the Company may create a conflict of interest with these celebrities and/or their sponsors though passive association with sponsors advertising in our publications. Although these conflicts currently exist in traditional media and print magazines (these magazines have numerous and competing sponsors in the same publications), rights issues and case laws inherent in digital media are not as clearly defined. Therefore, the Company has decided to obtain multi-media insurance in an amount adequate to protect and defend itself should a problem arise. The Company does not presently carry this insurance, but intends to acquire it as soon as it becomes practicable.

Business Environment

The Company intends to do continue to derive revenues from a variety of products and from services, fees and royalties in the entertainment, information and publishing industries. The core business revolves around publishing, promotion and advertising using various disc magazines, brochures, directories and publications. In addition, the Company expects to produce revenues and royalties from a variety of synergistic industry-related projects and ancillary sales.


Information, Publishing and Media as a Global Industry

The "information industry" is one of the largest single sectors of the U.S. economy. This sector is comprised of several main industries including publishing, motion pictures and sound recording, broadcasting, telecommunications, news and information services.

Publishing and media is a global industry with the major industrialized nations producing revenues similar but slightly less than that of, the U.S. when revenues are factored in as a percentage of population.

Publishing and media revenues vary annually depending upon regional, national and global economic conditions. In times of recession or depression, revenues may be severely impacted as companies have less capital to invest in advertising and promotions. Conversely, during times of economic growth, revenues from publishing and advertising can increase dramatically as companies compete to retain or increase their customer base, market share or establish brand recognition.

Over the last few years, traditional publishing and advertising has experienced a change as new forms of digital media and electronic distribution become available. The new digital media is rapidly becoming accepted by publishers and corporate sponsors as a unique and effective way to educate consumers, gain brand recognition and increase market share.


Digital Publishing and Digital Media

Digital publishing and digital media are developing technologies that continue to find new venues, uses and applications. With the advent of personal computers, the internet, wireless devices, cable television, PDA's, smart phones and other devices used to receive and transmit digital media, the opportunities for interaction between consumers, broadcasters, publishers and advertisers continues to expand. Content delivered through interactive media (via computers as a "lean forward experience") provides to consumers a far more involving experience than by passive viewing alone (via TV as a "lean back experience"). Interactive disc based media is simply archival media that is physically deliverable and one that can be collectible or used for personal reference. Consumers now have more choices, as to how they want to experience media or purchase product, than ever before. Interactivity allows consumers to instantly receive more information about what they are interested in, and to easily bypass information that they are not. Interactivity also allows for vast data-mining capabilities, so publishers and advertisers can receive accurate information as to what consumers are actually viewing, when they are viewing and the viewer demographic etc. Digital publishing industries will continue to evolve as additional and new forms of digital distribution become available and are publicly accepted.

Digital publishing consists mainly of digital multi-media. Digital multi-media can be both interactive or passive depending upon the advertisers or viewers' choice. Digital publishing is limited only by the capability of the technology and the publisher's method of distribution. Passive digital media is currently being used extensively in the U.S. to display content and advertising at ATM machines, grocery lines, airports, fast food restaurants, convenience stores, hotel lobbies and at variety of other locations and businesses. However, interactive digital media is becoming more popular as new technologies, consumer products and services become available.

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


Home Computers, Entertainment and Multi-Media

The advent of the home computer, the internet, video games, digital photography, CD-ROM's, DVD's, and the developing technologies that allow these devices to interact, communicate and network, have created consumer demand for more uses and adaptability from these devices. Each year, millions of new personal computers are sold, with most being equipped with state-of-the-art multi-media players. By their use, consumers continue to demonstrate their positive acceptance of the home computer as a prominent source of information and entertainment. The CD-ROM is a world-wide standard, playable on virtually every personal computer, PC or Mac, one of the few such standards that exist.

Each year, more and more computers are becoming linked by high-speed connection either through the Internet or through wide or local networks, providing consumers with the opportunity to interact with other computer users. Interactive computer video games, chat rooms, instant messaging and interactive e-mail demonstrates that many computer users desire interactive content and capability.

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


Traditional Publishing vs. Digital Publishing

Traditional publishing has remained virtually unchanged for decades. It may consist of print media such as newspapers, books and magazines, directories like the Yellow Pages, wireless audio (radio) and television. Content such as news, recorded music, television shows and other content is provided by the publisher and delivered to the consumer either for free (i.e. radio, television and directories) or at greatly subsidized costs (i.e. newspapers and magazines). In traditional media, content is provided to attract viewers or subscribers and the publisher derives revenues through the sale of ads or sponsorships. Advertisers pay rates based upon the number of viewers or circulation of the publication. Advertisers pay regardless of whether or not their ad was viewed, and as traditional publishing is passive, there is no way for an advertiser to accurately determine how many people viewed their ads, or how many unique views it received. For example, a magazine purchased at a newsstand might only be viewed by that one person on a lone occasion. However, the same magazine placed in the lobby of a medical office may be viewed repeatedly by many different (unique) viewers over a period of a month or longer. The industry term for this is "pass-along".

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

However, traditional magazines and print media will always be two-dimensional. Their format can never duplicate the experience of fully interactive multi-media. The Company views traditional entertainment magazines (People, Entertainment Weekly, In Style, Rolling Stone) not as direct, but as vicarious competition. Also, whereas consumers must purchase or subscribe to print magazines, Hollywood Previews(TM) will be distributed free of charge further encouraging consumers to view its contents.

We view traditional magazines as tremendous distribution opportunities for our products. For example, we distributed over 2.2 million of our discs directly in People, Entertainment Weekly and the New Yorker Magazine. All of these publications viewed our discs as a welcomed digital enhancement.

Traditional print media has always lacked the capacity to report back to sponsors accurate data as to the effectiveness of sponsors' ad campaigns. Other than the interpolation of circulation and reader poll data, neither publishers nor sponsors can provide accurate determinations of reader interest. Traditional publishers can make only best-effort judgments about consumer response, ad placement, etc. Through proprietary audience measurement technology, we have the ability to report accurate and real-time data to sponsors as to the effectiveness of their advertising. This real-time auditing capability is very unique in the publishing industry and may prove to be a substantial advantage to us in securing sponsors.

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

Office equipment consist of state of the art computers, servers, audio and video editing equipment, CD duplication equipment, telephones, desks, chairs and other miscellaneous equipment that in management's opinion are in overall good operating condition and adequate to meet our immediate needs. However, we foresee the need to acquire additional or larger facilities in order to attain and service our projected growth. In addition, we will need to continually upgrade or acquire additional office equipment, computers and other devices. We are dependant upon proven technology to produce and distribute our products.


ITEM 3. LEGAL PROCEEDINGS

There is presently no material active, pending or threatened litigation against the Company or its subsidiaries.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                             PART II
                             -------

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Up until November 24th, 2004, iMedia's common stock was traded over-the-counter on the "Pink Sheets" under the symbol "IMNL". The "Pink Sheets" is not a national exchange, therefore exposure and liquidity for our common stock was limited. On November 24th, 14 months after the initial application was filed, with the NASD for listing on the OTC Bulletin Board, by one of our market makers, the listing was granted. The result was that for the year 2004 we were unable to effectively create liquidity for our stock.

Prior to our "reverse merger" on August 29, 2003, our stock had been inactive with only a few isolated transactions at approximately $0.01 per share.

As at March 18, 2005, the last sale price of our Common Stock was $1.06 per share on volume of 130,257 shares


Holders.

As of March 18, 2005, there were 65,567,913 shares of common stock outstanding held by approximately 450 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.


Dividends.

Since its inception, the Company has paid no dividends on its common stock, and we do not anticipate that we will pay any dividends in the foreseeable future.


Recent Sales of Securities.

On March 18, 2004, we offered shares of our common stock at an offering price of $1.00 per share in a private placement. The stock was sold directly by the Company, and through a non-exclusive placement agent, Salomon-Grey Financial Corporation. The shares were offered only to persons who are "accredited investors" as defined in Rule 501 of Regulation "D" promulgated under the Securities Act of 1933, as amended, or who are non-United States persons as defined in Regulation S under the Securities Act. As at December 31, 2004 the Company had sold an aggregate of $983,000 in that offering, directly, and 150,000 from individual subscribers. The Company had received gross of $1,133,000. Selling commissions paid were $114,790..

On May 14, 2004 we offered up to $10,000,000 in units of common stock and warrants at an offering price of $2.00 per unit in a private placement. The
offering was terminated on September 15, 2004.    At the time of termination,
a total of $120,000 was raised from the sale of 60,000 units. Each unit consisted of two shares of common stock and two (2) three-year warrants to purchase common stock at the price of $1.00 per share. Selling commissions paid were $14,300.

In November 2004, the Company issued a total of 408,993 bonus shares to the subscribers of the two prior offering on the basis one share for each 5 shares purchased. Thus the aggregate shares sold for cash was 1,661,993.

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

During the year ended December 31, 2004, the Company issued 308,333 shares for subscriptions receivable at December 31, 2003, paid in 2004.


Common Stock issued for Services

During the year ended December 31, 2004, the Company issued a total of 214,325 restricted shares for services rendered.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-KSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.

The section entitled "Risk Factors" set forth in this Report and in our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results or to changes in our expectations.

PLAN OF OPERATION

For the year ended December 31, 2004, our plan of operation focused on four primary objectives; raising capital through private offerings and other financial instruments; continued development and publication of Hollywood Previews(TM) Entertainment Magazine; and the identification and development of specialty and custom disc customers, industries and content: and the development of new proprietary publications.

During the year ended December 31, 2004, we produced and distributed issues of Hollywood Previews(TM) Entertainment Magazine. In addition, we produced and distributed special Hollywood Previews editions (i.e. Tribecca Film festival) and custom disc publications.

We will continue to publish our showcase publication Hollywood Previews(TM) Entertainment Magazine. We will continue to form a variety of subsidiary operating companies divisions for the development of each of our targeted markets. We intend to raise additional capital in each of these subsidiary companies or entities through the sale of equity securities. We believe that we are in a stronger position to raise capital for the development of these targeted markets by seeking industry-specific investors who may have strategic investment interests.


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

Revenue Recognition- Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized in full when the product, usually a CD-ROM or a production run of CDs or DVDs, are shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104, are satisfied:

Persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; collectibility is reasonably assured.

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


Asset Impairment

We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of our reviews, we have determined there is no impairment loss to be recognized at December 31, 2004.


Marketable Securities

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity.


RESULTS OF OPERATIONS

The Company generates revenues by producing interactive CD-ROM discs that promote a variety of content, messages and sponsor advertisements for our customers.

The consolidated financial statements of iMedia International, Inc. as of December 31, 2004, include the accounts of the Company and its wholly-owned subsidiaries Hollywood Previews, Inc., and iMedia US, LLC.

For the year ended December 31, 2004. Las Vegas Previews, LLC and iPolitix, LLC. had no operations and those entities were closed.

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
                         ============= ============ ============ ============

Sales

Net sales increased $1,771,814 or 341% from $518,720 for the year ended December 31, 2003 to $2,290,534 for the year ended December 31, 2004. The Company shifted its sales emphasis to the production of special edition and custom discs while it is in the process of raising the capital to launch its proprietary products such as Hollywood Previews(TM) Entertainment Magazine.


Cost of Sales

Cost of sales increased $2,197,490 or 596% from $368,156 for the year ended December 31, 2003 to $2,565,646 for the year ended December 31, 2004, compared with in the prior year. The increase in cost of sales is attributable to the overall increase in sales. The increase in gross profit margin from 29% for the year ended December 31, 2003 to -12% for the year ended December 31, 2004 is the result of customer acquisition and pilot programs.


Operating Expenses

Operating expenses increased $1,147,170 or 45% from $2,551,494 for the year ended December 31, 2003 to $3,698,664 for the year ended December 31, 2004. The increase in expense is mainly attributable to higher marketing and sales costs.


Interest Expense

Interest expense on a combined basis increased $912,250 from $26,090 for the year ended December 31, 2003, to $938,340 for the year ended December 31, 2004. The increase in interest expense is attributable to $1,250,000 in additional short term financing during 2004. In addition, the company issued warrants computed at $851,418 for the additional financing. These warrants were recorded as additional interest expense.


Net Profit or Loss

Net loss was $4,914,516 for the year ended December 31, 2004, compared with a net loss of $2,529,420 in the prior year. The increase in net loss is attributable to a strategy of customer acquisition resulting in negative gross profit in the current year and to higher operating expenses.


Other Comprehensive Loss

The Comprehensive loss of $1,130,451 represents the write down of the unrealized loss in the investment in Langley Park Investments Plc. Mutual Fund shares. This unrealized loss was caused by the value of the Langley Park shares as quoted on the London Stock Exchange at December 31, 2004 (Sterling
0.14 pence), declining from the cost recorded at September 30, 2004 (Sterling
0.31 pence), the date of purchase.


Comprehensive Loss

The Comprehensive loss for the year, which includes the other Comprehensive loss of $1,130,451 plus the Net loss of $4,914,516, is $6,044,967.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended December 31, 2004 was $2,807,831, resulting primarily from a net loss of $4,914,516, compared to $2,609,871 for the year ended December 31, 2003.

Net cash provided by financing activities for the year ended December 31, 2004 totaled $2,549,312. We received net proceeds from the private sale of common stock totaling $1,433,210, net of offering costs of $189,790. We also received $1,380,00 net proceeds from notes payable.

Net cash used in investing activities for the year ended December 31, 2004 was $195,700, compared with $398,482 in 2003. This reflected an increase in due from affiliates of $135,206 and the purchase of equipment for $60,494.

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

Our ability to make payments to fund planned capital expenditures and operations will depend on our ability to generate sufficient cash in the future. We have generated only limited revenues and may not be in a position to materially increase until we have received adequate funding of at least $2,000,000 over the first six months of 2005. We have historically raised funds to support our operating expenses and capital requirements through sales of equity securities or through other credit arrangements. In order to satisfy our mid-term on going expansion and liquidity requirements, we will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we may have to reduce or dramatically curtail the development of new products, distribution of current publications and other services. This could have a material adverse impact on the Company's position and may require a a liquidation, merger or sale. Any future funding may take the form of debt or equity or a combination thereof.

The Company believes that inflation has not had a material affect on its operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have incurred operating losses of $3,635,778 and are highly dependent on additional equity and debt financing.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 151
------------

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

SFAS No. 152
------------

In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

SFAS No. 153
------------

In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.


SFAS No. 123(R)
--------------

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.


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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that is likely to continue in the near future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the year ended December 31, 2004 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern.

    Obtaining additional capital is necessary to fulfill the Company's business strategy.

The Company's cash reserves are not adequate to cover our cost of operations. The Company's future is highly dependent upon its ability to raise additional capital to fund additional sales and marketing efforts, develop new products, make strategic investments, and otherwise continue to implement its business objectives. There is no guarantee the Company will be able to achieve its goals in this regard. This would negatively affect the Company's ability to develop or acquire other businesses or technologies, make strategic investments, conduct research and development, protect and defend its intellectual properties, rights and trademarks and manufacture, distribute and market its products. The Company currently anticipates that it will need to obtain additional financing in order to: acquire additional targeted technologies; develop new markets; and provide capital for new entertainment magazines. The Company's capital requirements will depend on numerous factors, including: the progress and magnitude of the Company's sales; public acceptance of the Company's publications; advertiser acceptance of digital media; CD-ROM production fulfillment facilities; delays in third party production of company products; the cost involved with filing, prosecuting and enforcing infringement and patent claims; technological advances; competitor and market conditions; the ability of the Company to establish collaborative arrangements; and the cost and effectiveness of commercialization activities and arrangements. The Company contemplates raising funds in the future through both public and private financing, collaborative arrangements and/or from other sources. It is unlikely that the Company will be able to satisfy its financing requirements from banks or other traditional lending institutions. There can be no assurance that the necessary additional financing will be available to the Company on acceptable terms, or at all. If additional funding is not available to the Company when needed, the Company may be required to curtail existing, projected or developing programs if revenues are not sufficient to fund these activities, the result of which would have a material adverse effect on the Company's business and financial condition.

     Although the Company will pursue a strategy of product and geographic diversification, it is not presently broadly diversified and this lack of diversification may not insulate the Company from market fluctuations.

Although initial operations have been limited to the production and distribution of the Hollywood Previews(TM) Entertainment Magazine, and various other discs for a select group of clients, a key aspect of the Company's long-term strategy is to incorporate diversification across a number of identified entertainment, publishing and digital media Verticals. To this end, the Company has taken steps to expand its scope into different Verticals - Digital Transactional Media, Automobile-specific Digital Media, the Education Vertical, the Medical Vertical, Travel and Sports Verticals.

In this way the Company plans to achieve broad product diversification. By broadening operations, the Company is seeking to reduce its dependency on any one product, industry or geographic region at any one time, and as such, reducing its susceptibility to adverse economic circumstances. However, the close association between advertising revenues and national economic conditions will continue to expose it in the future to additional risks, including risks associated with currency valuations and sales fluctuations in key geographic regions.

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

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include: Changes in demand for our products; Our ability to meet the demand for our products; Existing and increased competition; Our ability to compete against significantly larger and better funded competitors; The number, timing, pricing and significance of new products and product introductions and enhancements by us and our competitors; Our ability to develop, introduce and market new and enhanced versions of our products on a timely basis; Changes in pricing policies by us and our competitors; The timing of significant orders and shipments; Litigation with respect to liability, trademark or copyright claims or product recalls and any insurance covering such claims or recalls; and General economic factors.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon these comparisons as indications of future performance. These factors may cause our operating results to be below market analysts' expectations in some future quarters, which could cause the market price of our stock to decline.


<PAGE 29


     General economic slowdowns may have a material effect on sales.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales will suffer.


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

Our success depends in part on our ability to obtain patents or rights to patents, copyrights, protect trade secrets, operate without infringing upon the proprietary rights of others, and to prevent others from infringing on our patents, copyrights, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these are covered by valid and enforceable patents, copyrights, trademarks and licenses. Patent and/or copyright protection generally involves complex legal and factual questions and, therefore, enforceability of such rights cannot be predicted with certainty. Patents and copyrights may be challenged, invalidated or circumvented. Thus, any patents and/or copyrights that we own or license from others may not provide adequate protection against competitors. In addition, any pending and future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent, as do the laws of the United States.

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

     Additional Risk Factor

Our Common Stock is not widely traded, which may result in illiquidity and increased volatility. Our Common Stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our Common Stock, our shareholders may find it difficult to sell their shares.

ITEM 7. FINANCIAL STATEMENTS



                   iMEDIA INTERNATIONAL, INC.
              CONSOLIDATED FINANCIAL STATEMENTS AND
     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                   DECEMBER 31, 2004 AND 2003

                         C O N T E N T S

                                                                       Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1

CONSOLIDATED FINANCIAL STATEMENTS

     BALANCE SHEET                                                      F-2

     STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS                    F-3

     STATEMENT OF SHAREHOLDERS' DEFICIT                                 F-4

     STATEMENTS OF CASH FLOWS                                           F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iMedia International, Inc.

We have audited the accompanying consolidated balance sheet of iMedia International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iMedia International, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, during the year ended December 31, 2004, the Company incurred significant losses from operations and was highly dependent on equity and debt financing. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
February 25, 2005

                CONSOLIDATED FINANCIAL STATEMENTS

                   iMEDIA INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEET
                        December 31, 2004

ASSETS

CURRENT ASSETS


   Cash                                                         $   358,969
   Accounts receivable                                               46,444
   Prepaid expense                                                      555
                                                                -----------
     Total current assets                                           405,968
                                                                -----------

   PROPERTY AND EQUIPMENT, NET                                       78,211
   Investment in available for sale securities                    1,066,461
                                                                -----------
     Total assets                                               $ 1,550,640
                                                                ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES


   Accounts payable and accrued expenses                        $   757,633
   Due to affiliate                                                  13,602
   Notes payable                                                  1,080,022
                                                                -----------
     Total current liabilities                                    1,851,257
                                                                -----------
SHAREHOLDERS' DEFICIT

   Preferred stock, $0.001 par value, authorized
     20,000,000 shares; none outstanding                                  -
   Common stock, $0.001 par value, authorized
     500,000,000 shares; 65,567,913 issued and
     Outstanding                                                     65,568
   Subscription receivable                                         (530,000)
   Common stock committed, 710,000 shares                           674,900
   Deferred compensation                                           (149,246)
   Capital in excess of par value                                 9,320,428
   Accumulated deficit                                           (8,551,816)
   Accumulated other comprehensive loss                          (1,130,451)
                                                                ------------

     Total shareholders' deficit                                  (300,617)
                                                                ------------

     Total liabilities and shareholders' equity                 $ 1,550,640
                                                                ============




The accompanying notes are an integral part of these financial statements.

                   iMEDIA INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND COMPREHENSIVE LOSS
         For the Years ended December 31, 2004 and 2003


                                                        2004        2003
                                                   ------------ ------------

Net sales                                          $ 2,290,534   $  156,000

Cost of sales                                        2,565,646      177,969
                                                   ------------ ------------

Gross loss                                            (275,112)     (21,969)

Operating expenses                                   3,698,664    2,754,636

Reserve for collection of
 receivable due from affiliate                               -      859,173
                                                   ------------ ------------

Loss from operations                                (3,973,776)  (3,635,778)

Interest expense                                       938,340          722
                                                   ------------ ------------
Loss before provision for income taxes              (4,912,116)  (3,636,500)

Provision for income taxes                               2,400          800
                                                   ------------ ------------

Net Loss                                            (4,914,516)  (3,637,300)
                                                   ------------ ------------
Other comprehensive loss, net of tax
  Unrealized holding loss on securities             (1,130,451)       -
                                                   ------------ ------------

Comprehensive loss                                 $(6,044,967) $(3,637,300)
                                                   ============ ============
NET LOSS PER COMMON SHARE FROM OPERATIONS
  Basic and diluted                                $     (0.08) $     (0.07)
                                                   ============ ============

NET COMPREHENSIVE LOSS PER COMMON SHARE            $     (0.10) $     (0.07)
                                                   ============ ============
WEIGHTED AVERAGE COMMON OUTSTANDING SHARES
  Basic and diluted                                 61,655,666    53,845,708
                                                   ============ ============








The accompanying notes are an integral part of these financial statements.


                            iMedia International, Inc.
                        Statement of Shareholders' Deficit
                                                                                     Accumulated
                                                                Deferred  Capital in Other
                  Common Stock     Subscription    Committed    Compen-   excess of  Comprehen. Accumulated
               Shares      Amount  Receivable  Shares  Amount   sation    par value  Losses     Deficit     Total
            ------------ -------- ------------ ------ --------- --------- ---------- ---------- ----------- ------------
Balance,
December 31,
2002                  -  $      - $         -      -  $ 65,000  $      -  $        - $       -  $        -  $    65,000

Issuance of
common stock
to Founders  44,661,421    44,661           -      -         -         -     (44,661)        -           -            -

Issuance of
committed
shares        5,432,500     5,433           -      -   (65,000)        -      59,567         -           -            -

Issuance of
common stock
for cash      4,654,990     4,655           -      -         -         -   4,344,262         -           -    4,348,917

Issuance of
common stock
for offering
costs         2,000,000     2,000           -      -         -         -           -         -           -        2,000

Issuance of
common stock
for debt
conversion      217,300       217           -      -         -         -     149,783         -           -      150,000

Issuance of
common stock
to pre-reverse
merger share-
holders and
noteholders   2,217,046     2,217           -      -         -         -      (2,217)        -           -            -

Subscription
receivable            -         -    (680,000)     -   680,000         -           -         -           -            -

Stock options
issued for
consulting
services              -         -           -      -         -         -      45,734         -           -       45,734

Common stock
committed for
consulting
services              -         -           -      -    11,520         -           -         -           -       11,520

Offering costs
paid in cash          -         -           -      -         -         -    (365,238)        -           -    (365,238)

Offering
costs paid
by issuance
of warrants           -         -           -      -         -         -     (20,177)        -           -     (20,177)

Offering costs
paid through
issuance of
common stock          -         -           -      -         -         -      (2,000)        -           -      (2,000)

Warrants
issued as
offering
costs                 -         -           -      -         -         -      20,177         -           -       20,177

Net loss              -         -           -      -         -         -           -         -  (3,637,300) (3,637,300)
            ------------ -------- ------------ ------ --------- --------- ---------- ---------- ----------- -----------
Balance,
 12/31/03    59,183,257  $ 59,183 $  (680,000)     -  $691,520  $      -  $4,185,230 $       - $(3,637,300) $   618,633
            ============ ======== ============ ====== ========= ========= ========== ========== ===========  ==========
                                       F-4

                            iMedia International, Inc.
                        Statement of Shareholders' Deficit

                                                                                     Accumulated
                                                                Deferred  Capital in Other
                 Common Stock    Subscription   Committed       Compen-   excess of  Comprehen. Accumulated
               Shares    Amount  Receivable   Shares  Amount    sation    par value  Losses     Deficit     Total
            ----------- -------- ------------ ------- --------- --------- ---------- ---------- ----------- ------------
Balance,
December 31,
2003         59,183,257 $ 59,183 $  (680,000) 578,667 $691,520  $      -  $4,185,230 $       - $(3,637,300)    $618,633

Issuance
of common
stock for
cash          1,661,993    1,662           -        -        -         -   1,251,338         -           -    1,253,000

Issuance of
common stock
for consulting
services        202,325      214           -       -         -         -     151,005         -           -      151,207

Issuance of
committed
shares          320,333      320     370,000 (320,333)(381,520)        -     381,200         -           -      370,000

Subscription
cancellations         -        -      30,000  (25,000) (30,000)        -           -         -           -            -

Common stock
committed for
consulting
services              -        -           -   50,000   50,000         -           -         -           -       50,000

Offering
costs paid
in cash               -        -           -        -        -         -    (202,064)        -           -    (202,064)

Offering
costs paid
by issuance
of warrants           -        -           -        -        -         -      12,274         -           -       12,274

Issuance
of warrants
for debt
conversion            -        -           -        -        -         -     914,355         -           -      914,355

Warrants
issued for
services              -        -           -        -        -         -     434,378         -           -      434,378

Common stock
committed
for interest
payable               -        -           -  130,000   94,900         -           -         -           -       94,900

Subscription
receivable            -        -    (250,000) 296,666  250,000         -           -         -           -            -

Issuance of
common stock
for shares in
Langley Park
Investment.
Common stock
for Langley   4,000,000    4,000           -        -        -         -   2,308,539         -           -    2,312,539

Offering
costs paid
with
Langley
Park's
Shares                -        -           -        -        -         -    (261,627)        -           -    (261,627)

Issuance
of common
stock for
offering
costs           200,000      200           -        -        -         -     145,800         -           -     145,800
Deferred
compensation          -        -           -        -        -  (149,246)          -         -           -    (149,246)

Unrealized
Holding
Loss on
Securities            -        -           -        -        -         -           - (1,130,451)         -  (1,130,451)

Net loss              -        -           -        -        -         -           -          - (4,914,516) (4,914,516)
            ----------- -------- ------------ ------- --------- --------- ---------- ---------- ----------- -----------
Balance,
12/31/04     65,567,908 $ 65,568 $  (530,000) 710,000 $674,900 $(149,246) $9,320,428 (1,130,451)(8,551,816) $ (300,618)
            =========== ========    ========= ======== ========  ========  =========  ========== ==========  ==========
                                       F-5

                    iMEDIA INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the years ended December 31, 2004 and 2003

                                                     2004           2003
                                                  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                         $(4,914,516) $(3,637,300)

 Adjustments to reconcile net loss to net cash used in operating activities

   Interest on fixed conversion feature and
     Amortization of debt discount                    851,420            -
   Depreciation                                        48,111       26,284
   Reserve for collection of receivable
     due from affiliate                                     -      859,173
   Non-cash stock compensation charge                 151,207       57,254
   Non-cash warrants compensation charge              434,378            -
   (Increase) in accounts receivable                  (46,444)           -
   Decrease in committed stock                        144,900            -
   Increase in deferred compensation                 (149,246)           -
   Decrease in prepaid expenses                         2,842       (3,397)
   Decrease in inventory                               71,055      (71,056)
   Increase in accounts payable
    and accrued expenses                              598,462      159,171
                                                  ------------ ------------
      Net cash used in operating activities        (2,807,831)  (2,609,871)
                                                  ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                                (60,495)     (78,117)
 Due from affiliates, net                            (135,206)    (320,365)
                                                  ------------ ------------
      Net cash used in investing activities          (195,701)    (398,482)
                                                  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on notes payable                           (251,035)           -
 Payments on notes payable - related parties          (14,254)    (175,000)
 Proceeds from notes payable - related parties          1,391       12,863
 Proceeds from notes payable                        1,380,000            -
 Proceeds from collections of subscriptions           370,000            -
 Offering costs paid on common stock                 (189,790)    (365,238)
 Proceeds from issuance of common stock             1,253,000    4,348,917
                                                  ------------ ------------
      Net cash provided by financing activities     2,549,312    3,821,542
                                                  ------------ ------------
Net Change in Cash                                   (454,220)     813,189

Cash, beginning of Period                             813,189            -
                                                  ------------ ------------

Cash, end of Period                               $   358,969  $   813,189
                                                  ============ ============

Supplemental disclosures of cash flow information
  Interest paid                                   $    55,000  $       722
  Income taxes paid                               $     2,400  $       800

Supplemental schedule of disclosure of non-cash financing activities


During the year ended December 31, 2004, the Company exchanged 4,000,000 shares of common stock, valued at $2,312,539 for 4,185,022 shares of the Langley Park Investments Plc Mutual Fund based in London, England.


During the year ended December 31, 2003, the Company:
..    converted $150,000 of notes payable into 217,300 shares of common stock, of which $50,000 was for interest due under the note.
..    purchased equipment valued at $71,196 from a shareholder/officer in exchange for a note payable.






The accompanying notes are an integral part of these financial statements.

                   iMEDIA INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004

1. ORGANIZATION

General

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

Combined Pro-Forma Financial Statements

During, HPI was a member of an affiliated group (the "affiliated group"), which included I-Publishing, MOD Studios, Inc. ("MOD Studios"), and The Modern Company, LLC ("The Modern Company"). If the consolidated financial statements were presented on a combined basis with the affiliated group, the pro forma impact on the consolidated financial condition and results of operations of the Company as of the year ended December 31, 2003 and would be as follows:

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
                         ============= ============ ============ ============

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced net losses from operations of $4,914,516, other comprehensive losses of $1,130,451 and has a accumulated deficit of $8,551,816. These factors raise substantial doubt about its ability to continue as a going concern.

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


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of iMedia International, Inc. as of December 31, 2004, include the accounts of the Company and its wholly-owned subsidiaries Hollywood Previews, Inc., iMedia US, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Dissolution of Subsidiaries

The Company's majority owned subsidiaries Las Vegas Previews, LLC and iPolitix, LLC had no operations for the year ended December 31, 2004, and these entities have been dissolved.

Revenue Recognition

Revenue is generated mainly through the sale and licensing of interactive, digital, multi-media publishing and is recognized in full when the product, usually a CD-ROM, is shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104, are satisfied; Persuasive evidence of an arrangement exists; Delivery has occurred or services have been rendered; The seller's price to the buyer is fixed or determinable; and Collectibility is reasonably assured.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:


                                               December 31,
                                              2004      2003
                                            --------- ---------

Warrants and options issued in
  conjunction with
    - offering costs                         244,250
    - services rendered                    1,373,566     404,004
    - convertible notes payable            1,411,111
                                         ----------- -----------
Total                                    $ 3,028,927 $   404,004
                                         =========== ===========


Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

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

During the year ended December 31, 2004, four major customers accounted for 100% of total net sales whereas for the year ended December 31,2004 two customers constituted 63% and 24% respectively of total net sales. For the year ended December 31, 2004, one major vendor accounted for 36% of purchases.

We continue to be dependent upon third party suppliers for the manufacturing of our goods and products. Presently we outsource our disc manufacturing and printing to a variety of vendors in strategic geographic areas. Printing and disc manufacturing is a commodity industry, and should it be necessary, these suppliers can be easily replaced without detrimentally affecting to the Company.

The Company does not believe that in the near future its earnings from sales to customers will be over concentrated to any one or to only a few customers. The Company's business plan calls for sales to a wide variety of customers and in a wide variety of interests. Similarly, the Company's purchases will not be over concentrated to any one or only a few vendors.

The Company had $46,444 in receivables outstanding from customers at December
31. These have subsequently been paid.

Lines of Credit

In March 2004, we cancelled a line of credit with a financial institution in the amount of $30,000. The Company presently has no additional open lines of credit.

Marketable Securities:

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity.

Comprehensive Income (Loss):
SFAS No. 130, "Reporting  Comprehensive Income," established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's
available-for-sale   securities,   foreign   currency translation  adjustments
and minimum pension liability adjustments to be reported as a separate component (comprehensive income/loss) of stockholders' equity.

4. INVESTMENT IN AVAILABLE FOR SALE SECURITIES

On September 30, 2004, we closed on a Stock Purchase Agreement with Langley Park Investments LLP, a London-based institutional investment trust. Langley Park purchased 4,000,000 of the Company's common shares at the price of $1.90 per share. In lieu of cash, Langley issued to the Company 4,185,022 of its common shares at British Pound Sterling 1.00 per share (British Pound Sterling
1.00 = US $1.81 on August 5, 2004). These shares become free-trading on the London Stock Exchange (LSE) on October 8, 2004 and opened at British Pound Sterling 0.31 per share. On September 30, 2004, we booked the corresponding value of these shares as an asset on our financial statements in the amount of $2,312,539. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (4,185,022 X British Pound Sterling 0.31 X $1.7825 = $2,312,539).

We paid a non-cash commission to an investment banker consisting of 209,251 Langley Park shares valued at $115,627 (209,251 x British Pound Sterling 0.31 X $1.7825), and an additional 200,000 shares of our common stock booked at FMV, and valued at $146,000 (200,000 X $0.73) for this transaction. The net fair market asset value of the Langley Park investment as of December 31, 2004 is $1,066,461.

We intend to use the Langley shares either to collateralize and drawn-down on a bank line of credit, to take out the MicroCapital Fund(s) loans, and/or begin progressive liquidation of the shares through the LSE in the secondary market.

The Langley Park shares are registered as a Unit Investment Trust on the LSE. The trading symbol for the shares is LSE:LPI. The shares are quoted in British Pound Sterling. The investment trust consists of a portfolio of common stock of 23 U.S. publicly-traded microcap companies. Langley Park must hold, and cannot sell, short or hedge against its portfolio for a period of two years. One-half of the free-trading Langley Park shares paid to iMedia and the 22 other portfolio companies is being held in an escrow account as downside protection for the trust in the case that any of the portfolio companies should lose market value. At the end of the two-year restriction period, the escrowed shares will be returned to the Company if the trading price of iMedia shares at that time exceeds $1.90, otherwise a portion or all of the escrowed shares will be returned to the trust to adjust for a market loss. If, at the end of the two-year period, the trading price of iMedia shares falls below $0.95, all the escrowed Langley shares will be lost. If, however, the trading price of iMedia shares is more than $0.95 but less than $1.90, only a proportionate amount of the escrowed shares will be lost.

The Comprehensive loss of $1,130,451 represents the write down of the unrealized loss in the investment in Langley Park Investments Plc. Mutual Fund shares. This unrealized loss was caused by the value of the Langley Park shares as quoted on the London Stock Exchange at December 31, 2004 (Sterling
0.14 pence), declining from the cost recorded at September 30, 2004 (Sterling 0.31pence), the date of purchase.


5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004,  consisted of the following:

      Office Equipment, at cost                $   255,352
      Less accumulated depreciation               (177,142)
                                               ------------
      Property and equipment, net              $    78,210
                                               ============


For the year ended December 31, 2004 and 2003, depreciation expense was $48,111 and $26,284 respectively.


6. COMMITMENTS AND CONTINGENCIES

Office Lease: The Company leases its office facilities on a month-to-month basis for $3,395. Rent expense amounted to $39,145 for the year ended December 31, 2004.

Employment and consulting agreements

The Company entered into employment agreements with Mr. MacEachern, Mr. Kapp and Mr. Unruh on August 1, 2003. Each officer is compensated $18,000 annually in addition to compensation received through I-Publishing, Inc as described below. The agreements may be terminated by the Company or employee upon 14-days written notice.

The Company entered into a consulting and independent contractor agreement with I-Publishing, Inc. on July 15, 2003. The agreement specifies monthly payments totaling $40,500 for the combined executive management services of the Company's Chief Executive Officer, President and Chief Financial Officer. In October 2004, this amount was increased to $47,500 per month. The Company may terminate the agreement upon 30-days written notice.

The Company entered into consulting and independent contractor agreements on July 15, 2003 with Mr. Konzelman's company, Investment Advisory Group, Inc., and with Mr. Plate's company, Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 for management services. The Company may terminate the agreements upon 30-days written notice.

7. CONVERTIBLE NOTES PAYABLE

On April 22, 2004 the Company closed a short-term convertible note payable to Augustine Fund, LLP. The amount borrowed was $250,000 payable in 90 days.
The Note bore interest of 8%, compounded monthly. As an incentive to make the loan, Augustine Fund was issued a 3-year warrant to purchase up to 50,000 shares at $1.00 per share and a second one-year warrant to purchase up to 250,000 additional common shares at the same price. Pursuant to the terms of the Note, the Company had the right to repay the note at any time subject to a 10-day option to convert the Note into 250,000 shares of our Common Stock. We also had the right to extend the note for one additional 90-day period.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the Note to Augustine was considered to be interest expense. It was recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matured. During the year ended December 31, 2004, the Company recorded $54,026 as a debt discount and recognized $54,026 in interest expense related to the accretion of the debt discount.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $54,026 and was recognized as interest expense over the period until the notes matured. During the year ended December 31, 2004, the Company recognized $54,026 in interest expense related to the accretion of the debt discount.

In July, 2004, the Company exercised its option to repay the Note and Augustine elected not to convert. The principal amount of the Note, plus $5,000 in interest was paid by the Company on July 20, 2004 and no penalty warrants were issued. The remaining interest related to the difference between he Company's stock price and the conversion price and the warrants was recognized on that date.

On September 1, 2004 the Company closed on two short-term convertible notes payable to MicroCapital Fund, LP and MicroCapital Fund LTD (separately and collectively "Lenders"). The Company borrowed the aggregate amount of $1,000,000 payable to Lenders in 120 days. The Note bears simple interest of 15%. As an incentive to make the loan, Lenders were issued 5-year warrants to purchase up to the aggregate of 1,111,000 shares of common stock at $0.90 per share. Pursuant to the terms of the Notes, the Company has the right to repay the note at maturity, or Lenders may exercise an option to convert any portion of the notes into common shares at the price of $0.60 per share up to a maximum of 1,666,666 common shares. The Company has the right to force a conversion at the price of $0.20 per share, or 5,000,000 shares subject to the Company meeting certain required disclosure conditions.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the Note to Lenders are considered to be interest expense. It will be recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matures. During the year ended December 31, 2004, the Company recorded $464,140 as a debt discount and recognized $464,140 in interest expense related to the accretion of the debt discount.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $247,473 and will be recognized as interest expense over the period until the notes mature or are converted. During the year ended December 31, 2004, the Company recognized $247,473 in interest expense related to the accretion of the debt discount.

On December 30, 2004 MicroCap agreed to extend the loan until April 30th, 2005 under similar terms, except that, under the terms of the amendment, the price that Lenders may exercise an option to convert any portion of the notes into common shares is $0.60 per share up to a maximum of 1,666,666 common shares and the Company's right to force conversion at price is lowered to $0.16 per share, or 6,250,000 shares. Due to the amendment, the additional amount allocated to the warrants as debt discount is $62,937 and will be recognized as interest expense until the notes mature or are converted.

The Company expects to repay the notes upon maturity, unless the Lenders exercise their option to convert into common shares. The Company does not expect to exercise its option to force a conversion to common stock under the terms of the amendment

8. PAYABLES TO RELATED PARTIES

On July 20, 2004, the Company closed three short-term loans totaling $130,000. These loans were made to the Company by parties related to the Company and/or its officers or directors. The Company issued a promissory note to each lender. Each note had identical terms and conditions, although the note amounts varied. The notes had a term of 90 days and bore interest at 8% per annum. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share were issued to the lenders as an incentive to make the loans. On December 31st, 2004 the agreements were amended and the loans were extended until April 30th, 2005. In exchange for waiving the interest payments on the original notes, the 130,000 two year warrants were cancelled and the Company authorized the issuance of 130,000 common shares in January 2005. At December 31, 2005 the committed stock is valued at $94,900. Deferred interest was calculated at $94,900, of which $31,633 was recognized in the period ending December 31, 2004.

9. SHAREHOLDERS' DEFICIT

Common Stock Subscriptions

As at December 31, 2004, the Company had subscriptions for 530,000 shares of common stock from investors through a private placement and recorded subscriptions receivable of $530,000.

During the year ended December 31st, 2004 the Company received subscriptions of $1,253,000 for the purchase of 1,253,000 shares of common stock from accredited investors.

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

Common Stock issued for Services

During the year ended December 31, 2004, we issued a total of 202,325 restricted shares for services rendered.

Issued securities include:

..   3,000 shares issued to a consultant for services rendered during 2004 valued at $3,000.

..   10,000 restricted shares issued to another consultant for services rendered during the three month period ended March 31, 2004, valued at $10,000.

..   114,325 shares issued to consultants for services rendered and expensed during 2003 and 2004, valued at $83,457.

..   45,000 restricted shares issued to another consultant for services rendered valued at $32,850.

..   30,000 restricted shares issued to another consultant for services rendered valued at $21,900.


During the year ended December 31, 2004, the Company issued the following shares of common stock:

..   320,333 committed shares of common stock.
..   200,000 shares as offering costs valued at $146,000.
..   202,325 shares in exchange for services valued at $151,207
..   4,000,000 shares for investment in Langley Park shares. (See note 4)


10. WARRANTS AND OPTIONS

During the year ended December 31, 2004, the Company issued 3,028,927 warrants or options to purchase common stock. All warrants and options were issued with Black Scholes assumptions of 50% volatility, $0.73 share price, risk free interest rates ranging from 2.87% to 3.7%, and exercise prices ranging from $0.10 to $1.75. The warrants and options were issued as follows:

.. issued warrants or options to purchase 244,250 shares of the Company's common stock to third parties for offering costs. The Company issued these options at exercise price of $1.00 per share, with terms expiring in two to four years. The options had a calculated value of $45,539.

.. issued warrants or options to purchase 1,373,566 shares of the Company's common stock to third parties for services. The Company issued these options at exercise prices of between $0.10 - $1.75 per share, with terms expiring in two to five years. The options had a calculated value of $428,524, $342,545 of which was recognized in the current period.

.. issued warrants to purchase 1,111,111 shares of the Company's common stock to Micro-Capital at exercise prices between $0.90 per share, with terms expiring in five years. The warrants had a calculated value of $711,613 which was recognized in the current period.

.. issued warrants to purchase 300,000 shares of the Company's common stock to the Augustine Fund at an exercise price of $1.00 per share, with a term expiring in one to five years. The warrants had a calculated value of $108,052 which was recognized in the current period.

11. INCOME TAXES

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2004 and 2003 as follows:

                                                        2004        2003
                                                   -----------  ----------
     Statutory regular federal income benefit rate     (34.0%)     (34.0)%
     State income taxes, net of federal benefit         (8.8)       (5.8)
     Change in valuation allowance                      42.6        39.6
     Other                                               0.2         0.2
                                                   -----------  ----------
              Total                                        - %         - %
                                                   ===========  ==========

The components of the deferred income tax assets (liabilities) at December 31, 2003 were as follows:

     Net operating loss carry-forwards                       $    2,668,226
     Reserve for loan receivable                                    343,669
     State taxes                                                    252,528
     Other                                                          267,051
                                                              -------------
                                                                  3,531,474
     Valuation allowance                                         (3,531,474)
                                                              -------------
     Total                                                    $         -
                                                              =============

The valuation allowance increased by approximately $2,090,874 during the year ended December 31, 2004. As of December 31, 2004, the Company had federal net operating loss carryforwards for federal and state income tax purposes of approximately $6,990,190. The net operating loss carryforwards begin expiring in 2024. The utilization of net operating loss carryforwards may be limited due to the ownership change provisions of Internal Revenue Code Section 382 and similar state provisions.

12. RELATED PARTY TRANSACTIONS

Licensing Agreement

I-Publishing licensed to the Company the exclusive rights to use its intellectual property. The Company is obliged to pay I-Publishing a royalty of 5% of the gross margin, defined as gross revenues less cost of goods, associated with revenue earned that uses or relies upon the Licensor's intellectual property in any form. During the period ended December 31, 2004 the Company paid royalties of $19,657 to iPublishing. Licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as the Company remains in operation. There are no minimum performance stipulations in the License Agreement. The license term is for 99 years beginning April, 2003.


Executive Compensation paid to Affiliate

In lieu of salaries to the three executive officers for the year ended December 31, 2004, the Company paid I-Publishing management fees of $507,000 and recorded these payments as management compensation expense.

13. SUBSEQUENT EVENTS

During the period subsequent to December 31, 2004, we issued a total of 5,615,510 out-of-the-money warrants to purchase additional shares of common stock to approximately 40 investors to the Company s prior private placements. The warrants were issued voluntarily as a concession for the delays and illiquidity experienced by these investors during the delay that the Company experienced in obtaining its OTC-BB listing. 2,807,775 warrants are exercisable at the price of $1.00 per share, and 2,807,775 of these warrants are exercisable at the price of $1.25 per share. Each warrant issued was for a one-year term and will expire on February 2, 2006. At the date the warrants were issued, the market price of the Company's common stock was $0.80 per share. The value of the warrants was calculated at $439,819, and recorded in the first quarter of 2005.

During the period subsequent to December 31, 2004, 2,260,162 warrants convertible to common stock were exercised by various warrant holders in exchange for $893,199.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


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


ITEM 8B. OTHER INFORMATION

         None



                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers

The members of the Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company:

Name                     Age       Position               Held Position Since
----                      --       --------               -------------------
David G. MacEachern       49       Chairman and CEO              2003
Scott Kapp                44       President and Director        2003
Franklin H. Unruh         65       Chief Financial Officer       2003
                                     and Director
Kelly Konzelman           42       Executive Vice President      2003
Kevin Plate               48       Executive Vice President,     2003
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


Audit Committee

The Company has not established an Audit Committee of the Board of Directors, or any other committee of the Board.


Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive and financial officers.


Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our best knowledge, and belief, we believe all reports required to be filed were filed and in a timely manner.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the last three fiscal years to the Company's Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period:

Name and Principal                                 All Other
Position                      Year     Salary($)   Compensation($)
------------------            ----     ---------   ---------------
David G. MacEachern           2004     $ 201,000
Chief Executive Officer       2003     $ 170,500   $       -
                              2002     $ 108,634   $       -

Scott Kapp                    2004     $ 180,000
President                     2003     $ 139,250   $       -

Franklin H. Unruh             2004     $ 180,000
Chief Financial Officer       2003     $ 122,750   $       -

Kelly Konzelman               2004     $ 180,000
Executive Vice President      2003     $ 148,350   $       -

Kevin Plate                   2004     $ 180,000
Executive Vice President,     2003     $ 144,375   $       -
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

The Company entered into a consulting and independent contractor agreement with I-Publishing, Inc. on July 15, 2003. The agreement specified monthly payments totaling $40,500, which by unanimous consent, this agreement was increased to $47,500, effective October 2004, for the combined executive management services of the Company's Chief Executive Officer, President and Chief Financial Officer. The Company may terminate the agreement upon 30-days written notice.

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


* Less than 1% of the outstanding Common Stock


Securities Authorized for Issuance under Equity Compensation Plans

None


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


License Agreement and Physical Properties from iPublishing, Inc.

The Company has an exclusive license(s) for certain intellectual properties from an affiliate, iPublishing, Inc., a related corporation that is controlled by, and whose beneficial owners are also the principal shareholders and directors of the Company.

The license term is for a period of 99 years beginning April 4, 2003.

Under the terms of the License Agreement, the royalty payable to iPublishing is a flat 5% of the Company's gross profits (net sales minus only the cost of goods sold). The license agreement has a provision for adjustment so as to limit any windfall potential to the Licensor, and inures to the benefit of the Company.

Some of the Company's Executive Compensation is paid directly to Entities Owned or Controlled by the Officers or Principal Shareholders.

Compensation (salary) may be paid to the Company's primary and executive management either as an individual, or as independent contractors. This includes the executives of the Company who are also the primary owners and directors of I-Publishing, Inc. The majority of all executive compensation is paid directly to I-Publishing for distribution as directed by the executive. To comply with GAAP requirements and to accurately disclose the total amount of executive compensation, all monies paid to the executive both as an individual (employee) or to a related entity (consultant or independent contractor) are classified and listed on the Company's financial statements as "executive compensation".

ITEM 13. EXHIBITS

The following exhibits are included as part of this report:

  No.          Description
-----          -----------
 2.1           Agreement and Plan of Merger dated August 18, 2003          (2)
 3.1           Articles of Incorporation                                   (1)
 3.2           By-laws                                                     (1)
10.1           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and David MacEachern, as the Employee            (3)
10.2           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and Scott Kapp, as the Employee                  (3)
10.3           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and Frank Unruh, as the Employee                 (3)
10.4           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and Kelly Konzelman, as the Employee             (3)
10.5           Employment Agreement dated February 27, 2004
                 between Hollywood Previews, Inc., as the
                 Company, and Kevin Plate, as the Employee                 (3)
10.6           Consulting Agreement dated July 3, 2003
                 between Hollywood Previews, Inc., as the
                 Company, and I-Publishing, Inc., as Consultant            (3)
10.7           Consulting Agreement dated July 3, 2003
                 between Hollywood Previews, Inc., as the
                 Company, and Media Solutions Network LLC, as
                 Consultant                                                (3)
10.8           Consulting Agreement dated July 3, 2003
                 between Hollywood Previews, Inc., as the
                 Company, and Investment Advisory Group, Inc.,
                 as Consultant                                             (3)
10.9           License Agreement and Use of Intellectual
                 Properties Agreement between I-Publishing
                 and Hollywood Previews, Inc. as the Company
                 dated April 5, 2003                                       (3)
10.10          Assignment and Alteration of License Agreement
                 and Use of Intellectual Properties Dated
                 December 12, 2003 between iMedia International,
                 Inc. as the Company, and Hollywood Previews,
                 Inc. and I-Publishing, Inc.                               (3)
10.11          Stock Purchase Agreement Dated July 14, 2004
                 between the Company and Langley Park Investments,         (4)
                 PLC.
10.12          Form of Securities Purchase Agreement dated
                 September 1, 2004  with MicroCapital Funds.               (6)
10.13          Term Loan Agreement Dated April 22, 2004 between
                 the Company and Augustine Fund, L.P.                      (5)
14             Code of Ethics for Principle Executive Officers
                 and Chief Financial Officer                               (3)
21             Subsidiaries of the Company                                 (3)
31.1           Certification of Chief Executive Officer pursuant
                 to Section 302 of the Sarbanes-Oxley Act of 2002
                 (Filed herewith)
31.2           Certification of Chief Financial Officer pursuant
                 to Section 302 of the Sarbanes-Oxley Act of 2002
                 (Filed herewith)
32             Certifications of Chief Executive Officer and
                 Chief Financial Officer pursuant to Section 906
                 (Filed herewith)

(1) Filed as exhibits 3.1 and 3.2 to the Registrant's Form 10SB on Jan 27,2003
(2) Incorporated by reference to the Registrant's Form 8-K dated
    August 29, 2003 filed September 15, 2003
(3) Incorporated by reference to the Registrant's Form 10KSB for December 31, 2003, Filed on March 23, 2004
(4) Filed as Exhibit 10.4 of the Registrant's Form 10QSB on August 23, 2004
(5) Filed as Exhibit 10.5 of the Registrant's Form 10QSB on August 23, 2004
(6) Filed as Exhibit 10.2 of the Registrants Form 10QSB filed on Nov. 18, 2004


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP for the year ended December 31, 2004 were $134,266. These fees include the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. There were no tax or other services rendered.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  iMEDIA INTERNATIONAL, INC.



Date: 3/23/05                     By: /s/ David MacEachern
     ---------                       -----------------------------------------
                                     David MacEachern, Chief Executive Officer
                                     and Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 3/23/05                     By: /s/ David MacEachern
     ---------                       -----------------------
                                     David MacEachern, Chief Executive Officer
                                     and Chairman of the Board
                                     (Principal Executive Officer)


Date: 3/23/05                     By: /s/ Franklin Unruh
     ---------                       -----------------------
                                     Franklin Unruh, Chief Financial Officer
                                     and Director
                                    (Principal Financial & Accounting Officer)


Date: 3/23/05                     By: /s/ Scott Kapp
     ---------                       -----------------------
                                     Scott Kapp, President and Director