Form 10QSB
period 2005-03-31
IMEDIA INTERNATIONAL INC
filed 2005-06-07
CIK 1208498

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: MARCH 31, 2005

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________to_____________________

                Commission file number: 000-50159

                    IMEDIA INTERNATIONAL INC.
           ____________________________________________
         (Name of small business issuer in its charter)


             DELAWARE                             56-2428786
 ________________________________      ____________________________________
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or organization)


            1721 21st STREET, SANTA MONICA, CA 90404
            _________________________________________
            (Address of principal executive offices)


                         (310) 453-4499
                    __________________________
                   (Issuer's Telephone Number)


           ____________________________________________
         (Former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2005 the Issuer had 72,375,677 shares of common stock outstanding.

Transitional small business disclosure format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS.............................................3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......15

ITEM 3:  CONTROLS AND PROCEDURES.........................................24


                    PART II: OTHER INFORMATION


ITEM 2:  CHANGES IN SECURITIES...........................................25

ITEM 6:  EXHIBITS........................................................25

SIGNATURES...............................................................26

CERTIFICATIONS...........................................................27

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   March 31,    December 31,
                                                     2005           2004
                                                  ------------- -------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                         $     30,055  $    358,969
     Accounts receivable                               240,302        46,444
     Advances receivable                                42,841             -
     Prepaid expense                                       555           555
                                                  ------------- -------------
        Total current assets                           313,753       405,968

     Property and equipment, net                        63,721        78,211
     Investment in available for sale securities       338,523     1,066,461
                                                  ------------- -------------

        Total assets                              $    715,997  $  1,550,640
                                                  ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses        $    798,932  $    757,633
     Customer deposit                                   83,920             -
     Due to affiliate                                   40,000        13,602
     Notes payable                                   1,126,522     1,080,022
                                                  ------------- -------------
        Total current liabilities                    2,049,374     1,851,257
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, authorized
       20,000,000 shares; none outstanding                   -             -
     Common stock, 500,000,000 shares authorized,
       $0.001 par value; 69,572,427 issued and
       outstanding as of March 31, 2005 and
       65,567,913 issued and outstanding as of
       December 31, 2004                                69,573        65,568
     Subscription receivable                                 -      (530,000)
     Common stock committed - 710,000 shares as
       of December 31, 2004                                  -       674,900
     Deferred compensation                          (1,578,457)     (149,246)
     Capital in excess of par value                 12,940,660     9,320,428
     Accumulated deficit                           (12,765,153)   (8,551,816)
     Accumulated other comprehensive loss                    -    (1,130,451)
                                                  ------------- -------------
        Total stockholders' deficit                 (1,333,377)     (300,617)
                                                  ------------- -------------

Total liabilities and stockholders' deficit       $    715,997  $  1,550,640
                                                  ============= =============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004 (unaudited)


                                                      2005         2004
                                                 ------------- -------------
                                                   (unaudited)  (unaudited)

Net sales                                        $    446,464  $     25,500

Cost of sales                                         267,954         4,700
                                                 ------------- -------------
Gross profit                                          178,510        20,800
                                                 ------------- -------------

Operating expenses                                  2,459,494       769,012

Operating expenses - related parties                  142,500       121,500
                                                 ------------- -------------

Total expenses                                      2,601,994       890,512
                                                 ------------- -------------

Loss from operations                               (2,423,484)     (869,712)
                                                 ------------- -------------
Other expense:
   Interest expense                                   132,546             -
   Loss on sale of investments                        143,477             -
   Unrealized loss on investment in available
    for sale securities                             1,513,030             -
                                                 ------------- -------------

Total other expense                                 1,789,053             -
                                                 ------------- -------------

Net loss before provision for income taxes         (4,212,537)     (869,712)

Provision for income taxes                                800         2,400
                                                 ------------- -------------

Net loss                                         $ (4,213,337) $   (872,112)
                                                 ============= =============
NET LOSS PER COMMON SHARE BASIC AND DILUTED
   Basic and diluted                             $      (0.06) $      (0.01)
                                                 ============= =============
WEIGHTED AVERAGE COMMON OUTSTANDING SHARES
   Basic and diluted                               67,027,824    59,416,997
                                                 ============= =============


The accompanying notes are an integral part of these condensed consolidated financial statements.


IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT AND OTHER COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2005 (unaudited)

                                                                                         Accumulated
                                                               Deferred      Capitalin   Other
                Common Stock   Subscription    Committed       Compen-       excess of   Comprehensive Accumulated
              Shares   Amount   Receivable  Shares    Amount   sation        par value   Losses        Deficit      Total
            ---------- -------- ----------- ------- ---------- ------------- ----------- ------------ ------------- ------------
Balance
December
31, 2004    65,567,908 $ 65,568 $ (530,000) 710,000 $ 674,900  $   (149,246) $ 9,320,428 $(1,130,451) $ (8,551,816) $  (300,617)

Cancellation
of
subscription
receivable           -        -    530,000 (580,000) (580,000)            -       50,000           -             -            -

Issuance
of common
stock for
warrants     1,099,519    1,100          -        -         -             -      430,689           -             -      431,789

Issuance
of common
stock for
cash            30,000       30          -        -         -             -       14,970           -             -       15,000

Issuance
of common
stock for
services     2,745,000    2,745          -        -         -      (929,200)   1,924,005           -             -      997,550

Issuance
of common
stock for
interest
payable to
related
parties        130,000      130          - (130,000)  (94,900)            -       94,770           -             -            -

Issuance
of warrants
for services         -        -          -        -         -      (665,979)     665,979           -             -            -

Amortization
of deferred
compensation         -        -          -        -         -       165,968            -           -             -      165,968

Unrealized
loss on
investment           -        -          -        -         -             -            -    (382,579)            -     (382,579)

Permanent
impairment on
investment in
available
for sale
securities           -        -          -        -         -             -            -   1,513,030             -    1,513,030

Issuance of
additional
warrants to
investors            -        -          -        -         -             -      439,819           -             -      439,819

Net loss             -        -          -        -         -             -            -           -    (4,213,337)  (4,213,337)
            ---------- -------- ----------- ------- ---------- ------------- ----------- ------------ ------------- ------------
Balance
March 31,
2005        69,572,427 $ 69,573 $        -        - $       -  $ (1,578,457) $12,940,660 $         -  $(12,765,153) $(1,333,377)
            ========== ======== =========== ======= ========== ============= =========== ============ ============= ============



The accompanying notes are an integral part of these consolidated financial statements.

                                         5


IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004 (unaudited)


                                                                                   2005         2004
                                                                              ------------- -------------
                                                                               (unaudited)   (unaudited)
Cash Flow from operating activities:
   Net loss                                                                   $ (4,213,337) $   (872,112)
Adjustments to reconcile net loss to net cash
 used in net operating activities:
   Depreciation and amortization                                                    15,323         9,639
   Loss on sales of investments                                                    143,477             -
   Unrealized loss on investment in available for sale securities                1,513,030             -
   Non-cash stock and warrant compensation charge                                1,603,337        13,000
   Amortization of note discount                                                    47,203             -
   Increase in accounts and advances receivable                                   (236,699)       (8,000)
   Decrease in prepaid expenses                                                          -         3,397
   Decrease in leases payable                                                         (703)            -
   Increase (decrease) in accounts payable and accrued expenses                     41,299       (35,962)
   Increase in customer deposits                                                    83,920             -
                                                                              ------------- -------------
     Net cash flows used in operating activities                                (1,003,150)     (890,038)
                                                                              ------------- -------------
Cash flows from investing activities:
   Purchase of equipment                                                              (833)      (13,123)
   Sale of investment in available for sale securities                             201,882       (32,272)
                                                                              ------------- -------------
     Net cash flows provided by (used in) investing activities                     201,049       (45,395)
                                                                              ------------- -------------
Cash flow from financing activities:
   Payments on notes payable - related parties                                           -        (7,500)
   Proceeds from notes payable - related parties                                    26,398         1,391
   Proceeds for collection of common stock subscription receivable                       -       370,000
   Proceeds from issuance of common stock                                          446,789        25,001
                                                                              ------------- -------------
     Net cash flows provided by financing activities                               473,187       388,892
                                                                              ------------- -------------

     Net decrease in cash                                                         (328,914)     (546,541)
     Cash, at beginning of period                                                  358,969       813,189
                                                                              ------------- -------------
     Cash, at end of period                                                   $     30,055  $    266,648
                                                                              ============= =============

Supplemental disclosures of cash flow information
     Income taxes paid                                                        $        800  $      2,400
                                                                              ============= =============
     Interest paid                                                            $     25,394  $          -
                                                                              ============= =============


The accompanying notes are an integral part of these condensed consolidated financial statements.



                    IMEDIA INTERNATIONAL INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2005

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

Effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, media International, Inc. (the "Company"). This change in IPC's state of incorporation and corporate name was approved by the holders of a majority of IPC's outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.

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

As a result of the Acquisition, the Company became a publisher of interactive, digital, and multimedia publications on CD-ROM. The Company markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. The Company also distributes Hollywood Previews(TM) Entertainment iMagazine(TM), an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment iMagazine(TM) is used primarily to showcase the Company's proprietary digital publishing system capabilities. The Company's publications are distributed in a variety of methods including insertions in major metropolitan newspapers, insertions in major magazines and periodicals, hand-outs using targeted street teams, at movie theater box offices, in back-end fulfillment and packaging, or via direct mail to consumers.

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

The Company is a holding company doing business through various operating subsidiaries. We formed media US, LLC, a California limited liability company on December 24, 2003 to serve as our primary operating unit.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced net losses from operations for the three months ended March 31, 2005 of $4,213,337, and negative cash flows from operations of $1,003,150 and has a working capital deficiency of $1,735,621 and a stockholder's deficiency of $1,333,377 as of March 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern.

Additional financing will be required in order for the Company to continue in existence. Management believes it will be able to obtain such financing from new investors through sales of equity through a private placement memorandum. Subsequent to March 31, 2005 the Company entered into a purchase agreement with several accredited investors pursuant to which the Company agreed to sell $3,040,000 shares of Series A 6% convertible preferred stock along with warrants (see note 11). The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The consolidated financial information as of March 31, 2005 and for the three months ended March 31, 2004 is unaudited and reflects all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future period. These financial statements and accompanying footnotes should be read in conjunction with the Company's financial statements in the Company's Form 10-KSB for the year ended December 31, 2004.

The Company's results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Basis of Presentation

The consolidated financial statements of media International, Inc. as of March 31, 2005, include the accounts of the Company and its wholly-owned subsidiaries Hollywood Previews, Inc., and Imedia US, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company's major source of revenue is from the creation and duplication of interactive multi-media CD's from content provided by customers. Revenue is allocated to the creation of the CD, and to the duplication of such CD's, based upon the relative fair value of such services to the total contractual revenue. Revenue from the creation of the multi-media interactive CD is recognized when completed and upon client acceptance. Revenue from duplication is recognized as the units are shipped.

Accounts Receivable

The Company sells its products throughout North America. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for
an allowance for potential credit losses as deemed necessary.   As of March
31, 2005 (unaudited) and December 31, 2004 no valuation allowance has been recorded against the accounts receivable.

Earnings (Loss) per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended March 31, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three months ended March 31, 2005 and 2004. At March 31, 2005 and 2004, potentially dilutive securities consisted of outstanding common stock purchase warrants options to acquire an aggregate of 7,516,670 shares and 754,469 shares,respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Property and equipment at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                2005         2004
                                           ------------- --------------
           Equipment                       $    256,186  $     255,352
           Less: Accumulated Depreciation      (192,465)      (177,141)
                                           ------------- --------------

                                           $     63,721  $      78,211
                                           ============= ==============


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

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable accounts payable and accrued expenses. The book values of all financial instruments are representative of their fair values.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R no later than the beginning of the first quarter of 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

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

3. MAJOR CUSTOMERS AND SUPPLIERS

We continue to expand and diversify our customer and marketing base so as to reduce the risk associated with sales concentration on any one or group of clients or markets. It is anticipated that over the succeeding quarters, our customer base will become more broadly diversified as we begin marketing efforts directed at sports, travel and the life science industries.

During the three months ended March 31, 2005 3 major customers accounted for 98% of total net sales whereas for the three months ended March 31, 2004 two customers constituted 100% of total net sales. For the three months ended March 31, 2005, one major vendor accounted for 99.76% of purchases. During the three months ended March 31, 2004 the Company's sales and cost of sales were not material to its operations and therefore the concentration percentages are not shown.

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

4. INVESTMENT IN AVAILABLE FOR SALE SECURITIES

On September 30, 2004, the Company closed on a Stock Purchase Agreement with Langley Park Investments LLP, a London-based institutional investment trust. Langley Park purchased 4,000,000 of the Company's common shares at the price of $1.90 per share. In lieu of cash, Langley issued to the Company 4,185,022 of its common shares at British Pound Sterling 1.00 per share (British Pound Sterling 1.00 = US $1.81 on August 5, 2004). These shares became free-trading on the London Stock Exchange (LSE) on October 8, 2004 and opened at British Pound Sterling 0.31 per share. On September 30, 2004, the Company recorded the corresponding value of these shares as an asset on its financial statements in the amount of $2,312,539. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (4,185,022 X British Pound Sterling 0.31 X $1.7825 = $2,312,539).

The Company paid a non-cash commission to an investment banker consisting of 209,251 Langley Park shares valued at $115,627 (209,251 x British Pound Sterling 0.31 X $1.7825), and an additional 200,000 shares of our common stock booked at fair market value, and valued at $146,000 (200,000 X $0.73) for this transaction. The net fair market asset value of the Langley Park investment as of March 31, 2005 is $308,192.

The Langley Park shares are registered as a Unit Investment Trust on the LSE. The trading symbol for the shares is LSE:LPI. The shares are quoted in British Pound Sterling. The investment trust consists of a portfolio of common stock of 23 U.S. publicly-traded microcap companies. Langley Park must hold, and cannot sell, short or hedge against its portfolio for a period of two years. One-half of the free-trading Langley Park shares paid to media and the 22 other portfolio companies is being held in an escrow account as downside protection for the trust in the case that any of the portfolio companies should lose market value. At the end of the two-year restriction period, the escrowed shares will be returned to the Company if the trading price of media shares at that time exceeds $1.90, otherwise a portion or all of the escrowed shares will be returned to the trust to adjust for a market loss. If, at the end of the two-year period, the trading price of media shares falls below $0.95, all the escrowed Langley shares will be lost. If, however, the trading price of media shares is more than $0.95 but less than $1.90, only a
proportionate amount of the escrowed shares will be lost.   As of March 31,
2005 the Company's share price was $1.00 and subsequent to March 31, 2005, the Company's share price was below $.95. During the first quarter of 2005 the Company determined that its investment in these available for sale securities has been permanently impaired. As such, the Company has provided for a full write down of the escrowed shares and wrote down the escrow shares to a value of zero. In accordance with SFAS No. 115 the write down of these shares is recorded as an unrealized loss on available for sale securities in the statement of operations for the three months ended March 31, 2005. As such, the Company has reclassified all other previously reported other comprehensive losses losses arising from its Langley Park Investment as unrealized losses as
of and during the three months ended March 31, 2005.   For the three months
ended March 31, 2005 the total unrealized loss on the investment in available for sale securities is $1,513,030.

During the three months ended March 31, 2005 the Company sold 625,000 Langley shares for $201,882. In connection with this sale the Company recorded a loss on the sale of these shares of $143,477 in the statement of operations in other expense.


5. COMMITMENTS AND CONTINGENCIES

Office Lease

The Company leases its office facilities on a month-to-month basis. Rent expense amounted to $14,185 for the three months ended March 31, 2005 and $9,750 for the three months ended March 31, 2004.

Employment and consulting agreements

The Company entered into employment agreements with Mr. MacEachern, Mr. Kapp and Mr. Unruh on August 1, 2003. Each officer is compensated $18,000 annually in addition to compensation received through I-Publishing, Inc as described below. The agreements may be terminated by the Company or employee upon 14-days written notice.

The Company entered into a consulting and independent contractor agreement with I-Publishing, Inc. on July 15, 2003. The agreement specifies monthly payments totaling $40,500 for the combined executive management services of the Company's Chief Executive Officer, President and Chief Financial Officer. In October 2004, this amount was increased to $47,500 per month. The Company may terminate the agreement upon 30-days written notice. Total compensation paid for the three months ended March 31, 2005 and 2004 is $142,500 and $81,000, respectively.

The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by shareholders, Investment Advisory Group, Inc. and Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the three months ended March 31, 2005 and 2004 is $81,000 and $53,000, respectively.


6. CONVERTIBLE NOTES PAYABLE

On September 1, 2004 the Company closed on two short-term convertible notes payable to MicroCapital Fund, LP and MicroCapital Fund LTD (separately and collectively "Lenders"). The Company borrowed the aggregate amount of $1,000,000 payable to Lenders in 120 days. The Notes bears simple interest of 15%. As an incentive to make the loan, Lenders were issued 5-year warrants to purchase up to the aggregate of 1,111,000 shares of common stock at $0.90 per share. Pursuant to the terms of the Notes, the Company has the right to repay the notes at maturity, or Lenders may exercise an option to convert any portion of the notes into common shares at the price of $0.60 per share up to a maximum of 1,666,666 common shares. The Company has the right to force a conversion at the price of $0.20 per share, or 5,000,000 shares subject to the Company meeting certain required disclosure conditions.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the Note to Lenders are considered to be interest expense. It will be recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matures. During the year ended December 31, 2004, the Company recorded $464,140 as a debt discount and recognized the entire $464,140 as interest expense related to the accretion of the debt discount.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $247,473 and will be recognized as interest expense over the period until the notes mature or are converted. During the year ended December 31, 2004, the Company recognized the entire $247,473 as interest expense related to the accretion of the debt discount.

On December 30, 2004 MicroCap agreed to extend the loan until April 30th, 2005 under similar terms, except that, under the terms of the amendment, the price that Lenders may exercise an option to convert any portion of the notes into common shares is $0.60 per share up to a maximum of 1,666,666 common shares and the Company's right to force conversion at price is lowered to $0.16 per share, or 6,250,000 shares. Due to the amendment, the additional amount allocated to the warrants as debt discount is $62,937 of which $37,500 is recognized as interest expense as of March 31, 2005.

The Company expects to repay the notes upon maturity, unless the Lenders exercise their option to convert into common shares. The Company does not expect to exercise its option to force a conversion to common stock under the terms of the amendment.

7. PAYABLES TO RELATED PARTIES

On July 20, 2004, the Company closed three short-term loans totaling $130,000. These loans were made to the Company by parties related to the Company and/or its officers or directors. The Company issued a promissory note to each lender. Each note had identical terms and conditions, although the note amounts varied. The notes had a term of 90 days and bore interest at 8% per annum. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share were issued to the lenders as an incentive to make the loans. On December 31, 2004 the agreements were amended and the loans were extended until April 30th, 2005. In exchange for waiving the interest payments on the original notes, the 130,000 two year warrants were cancelled and the Company authorized the issuance of 130,000 common shares in January 2005. At December 31, 2004 the committed stock was valued at $94,900. Deferred interest was calculated at $94,900, of which $79,083 was recognized in the period ending March 31, 2005 and $15,817 was recorded as deferred compensation as of March 31, 2005. As of March 31, 2005 and December 31, 2004, the related party notes of $130,000 were recorded in notes payable.

8. COMMON STOCK TRANSACTION

Common Stock Issued

A total of 130,000 shares of common stock were issued to related parties in connection with the cancellation of interest of $94,900 on "Payables to Related Parties" (See Note 7).

An individual purchased 30,000 shares during the three months ended March 31, 2005 for $15,000.

Common Stock Subscriptions

During the three months ended March 31, 2005 the Company canceled a stock subscription receivable of $580,000 for 580,000 shares.

Warrants exercised for Common Stock

During the three months ended March 31, 2005 the Company issued 1,099,519 shares of its common stock from warrants converted to common stock for cash of $431,789.

Common Stock issued for Services

During the three months ended March 31, 2005 the Company issued a total of 2,745,000 restricted shares as follows:

    2,510,000 restricted shares were issued to consultants for services, valued at $1,633,000 of which $703,800 was recognized as consulting expense for the three months ended March 31, 2005 and $929,200 is recorded as deferred compensation on the balance sheet.

    235,000 restricted shares were issued to staff as incentive bonuses, valued at $293,750 and is recorded as compensation expense during the three months ended March 31, 2005.

9. WARRANTS

During the three months ended March 31, 2005 the Company issued a total of 850,000 warrants to purchase common stock, as follows:

    350,000 five year warrants issued to a consultant for advisory services at an exercise price of $.40. The common stock price at issue was $1.10. Total value of these warrants is $312,364. The warrant value was calculated using the Black-Scholes method using the following assumptions of 78% volatility, $1.10 share price, risk free interest rate of 3.68% and zero dividend yields. For the three months ended March 31, 2005 the Company recorded $279,826 of deferred compensation associated with these warrants, of which $32,538 was amortized during the period.

    500,000 three year warrants issued to a consultant for marketing services at an exercise price of $1.00 effective March 29, 2005. The common stock price at issue was $1.03. Total value of these warrants is $353,614. The warrant value was calculated using the Black-Scholes method using the following assumptions of 111% volatility, $1.03 share price, risk free interest rate of 3.76% and zero dividend yields. For the three months ended March 31, 2005 the Company recognized $353,614 of deferred compensation associated with these warrants.

During the period ending Match 31, 2005, we issued a total of 5,969,234 out-of-the-money warrants to purchase additional shares of common stock to approximately 40 investors to the Company's prior private placements. We issued these warrants due to the illiquidity experienced by these investors while the Company was experiencing delays in obtaining its OTC-BB listing. 2,984,617 warrants are exercisable at the price of $1.00 per share, and 2,984,617 of these warrants are exercisable at the price of $1.25 per share. Each warrant issued was for a one-year term and will expire on February 2, 2006. At the date the warrants were issued, the market price of the Company's common stock was $.80 per share. The value of the warrants was calculated at $439,819 and is recorded as compensation expense in the statement of operations for the three months ended March 31, 2005.

During the period ending March 31, 2005, we offered holders of certain one-year warrants the opportunity to exercise these warrants at $.40 per shares, which was at a discount to the warrant exercise price. At the time of the offer, the market price of the Company's common stock was approximately $.50 per share, and there was little trading volume. Approximately 15 warrant holders took advantage of this opportunity and exercised warrants for 1,099,519 common shares. In exchange the Company received $431,788. As a condition to the agreement, for each warrant exercised, the Company committed to issue, but has no yet issued a replacement warrant with the same term, expiration and strike price of those of the original warrant. In all, the Company has committed to issue 549,758 warrants with an exercise price of $1.00 and 549,761 with an exercise price of $1.25 to these investors. These replacement warrants will expire on February 2, 2006.

10. RELATED PARTY TRANSACTIONS

The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by shareholders, Investment Advisory Group, Inc. and Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the three months ended March 31, 2005 and 2004 is $81,000 and $53,000, respectively.

See Note 7 "Payables to Related Parties"


Licensing Agreement

I-Publishing licensed to the Company the exclusive rights to use its intellectual property. The Company is obliged to pay I-Publishing a royalty of 5% of the gross margin, defined as gross revenues less cost of goods, associated with revenue earned that uses or relies upon the Licensor's intellectual property in any form. For the three months ended March 31, 2005 the Company paid royalties of $8,925 to I-Publishing. The Company did not pay any royalties during the three months ended March 31, 2004. Licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as the Company remains in operation. There are no minimum performance stipulations in the License Agreement. The license term is for 99 years beginning April, 2003.

Executive Compensation paid to Affiliate

For the three months ended March 31, 2005 the Company, in lieu of salary to three executive officers, paid an affiliated Company I - Publishing, $142,500. These payments are recorded as management compensation expense in the accompanying statement of operations for the three months ended March 31, 2005.

11. SUBSEQUENT EVENTS

As of May 17, 2005, the Company had received $703,173 for the exercise of warrants into 1,806,250 shares of unregistered common stock through a private placement.

On May 23, 2005, the Company entered into a Purchase Agreement with several accredited investors (the "Purchasers") pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, $3,040,000 in shares of Series A 6% Convertible Preferred Stock (the "Preferred Stock"), warrants (the "Long Term Warrants") to purchase up to 7,600,000 shares of common stock and, solely to another investor a Short Term Warrant. The Long Term Warrants are exercisable for five years at $0.60 per share. Each share of Preferred Stock may be converted into shares of common stock at a price of $0.40 per share. The Short Term Warrant entitles the Purchaser to purchase up to $1,200,000 in Preferred Stock and a warrant based on the same terms and conditions as the Long Term Warrants, but exercisable until the earlier of one after date a registration statement including the common shares underlying the Warrant issued to the Purchaser is declared effective or two years after the date of issuance.

On May 26, 2005 the Company paid $130,000 to satisfy its "Payable to related parties".

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.

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

This report, including the sections entitled "Cautionary Statements and Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, media International, Inc. (the "Company"). This change in IPC's state of incorporation and corporate name was approved by the holders of a majority of IPC's outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.

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

The Company is a holding company doing business through various operating subsidiaries. We formed media US, LLC, a California limited liability company on December 24, 2003 to serve as our primary operating unit.

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

Custom Discs

A major portion of our efforts and resources are spent in the development of special edition and custom interactive publications for a variety of industries and corporate clientele.

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

PLAN OF OPERATION

For the current fiscal year we intend to focus on the following primary objectives:

     . Continued development and publication of Hollywood Previews(TM) Entertainment Magazine.
     . Establish a strategic distribution partner or partners in various information dissemination industries.
     . Identification and development of specialty and custom disc customers, industry sectors and content.
     .   Raise capital through debt issues and new private equity offerings.

RESULTS OF OPERATIONS

Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale to advertisers and content providers of the Company's proprietary Usage Report that monitors the use of the disk by its audience.

The consolidated financial statements of media International Inc., as of March 31, 2005 include the accounts of the Company and its wholly owned subsidiaries HPI, and media US LLC.

On a combined basis, the Company has incurred operating losses since inception due to the expenses involved with production, fundraising and for general and administrative expenses. Significant expenditures at the corporate level continue. These outlays include production and distribution costs, fundraising costs, marketing costs, growth initiatives, legal, accounting and other professional fees.

The following discussion is based on a comparison of the Company's operations for the three months ended March 31, 2005 to the three months ended March 31, 2004:

Sales

Net sales increased $420,964 or 1,651% for the three months ended March 31, 2005 to $446,464 from $25,500 for the three months ended March 31, 2004.

The three month period ended March 31, 2005 versus the same time period in 2004 is not comparable. For the three months ended March 31, 2004 we, for the most part, had not begun to execute our sales plan as such our sales were immaterial and consisted of design and royalty fees. For the three months ended March 31, 2005 our sales consisted of custom productions to augment our various customers marketing and advertising programs.

Cost of sales and gross profit

Cost of sales increased to $263,254 or 5,601% for the three months ended March 31, 2005 to $267,954 from $4,700 for the three months ended March 31, 2004. Gross profit increased $157,710 or 7,582% for the three months ended March 31, 2005 to $178,510 from $20,800 for the three months ended March 31, 2004.
Gross profit as a percentage of sales for the three months ended March 31, 2005 is 40% versus 81% for the three months ended March 31, 2004.

As noted above, revenues for the three months ended March 31, 2005 originated primarily from design fees and royalties which have little associated cost of sales. Cost of sales for the three months ended March 31, 2005 included a combination of design and manufacturing costs, thus there is little parity in comparisons between the two periods. During 2005, it is anticipated that sales and cost of sales shall constitute a variety of design, manufacturing, replication and advertising, and that the cost of sales will average 20% to 40% of gross revenues. We may also be required to vary the profitability of each project so as to establish market share. The Company foresees the need to continue its policy of cost variation in order to achieve significant market penetration and brand recognition.

Operating Expenses

Operating expenses increased $1,690,482 or 220% for the three months ended March 31, 2005 to $2,459,494 from $769,012 for the three months ended March 31, 2004.

The increase in expenses is due primarily to continued development of our products, growth initiatives, expenses associated with expanded sales efforts, as well as substantial legal and accounting costs associated with completing our reverse-merger and maintaining our fully-reporting status. We have dramatically increased our sales and marketing efforts resulting in additional operating expenses. For the three months ended March 31, 2005 approximately $1,555,000 or 63% of operating expenses were associated with compensation and services paid through the issuance of warrants as opposed to cash. As our business increases, it is anticipated that operating expenses will increase in absolute dollars, but should decrease as a percentage of sales.

Operating Expenses - related parties

Operating expenses - related parties increased $21,000 or 17% for the three months ended March 31, 2005 to $142,500 from $121,500 for the three months ended March 31, 2004.

In lieu of certain officer salaries we paid a company owned by our officers and shareholders.

Other Expense

     Interest Expense

Interest expense was $132,546 for the three months ended March 31, 2005, compared to zero for the three months ended June 30, 2004. Interest expense for the three months ended March 31, 2005 resulted in connection with bridge loans obtained by us for support of our operations. For the three months ended March 31, 2005 we paid Micro-Cap $37,500 in interest expense associated with their bridge financing. It is our intention to pay off this bridge loan during the second quarter of 2005. Therefore, we do not anticipate interest expense on this note subsequent to the second quarter of 2005. For the three months ended March 31, 2004 we did not have any significant debt on our balance sheet and therefore no interest expense for the three months ended March 31, 2004.

     Loss on sale of investments

The loss on sale of investment for the three months ended March 31, 2005 of $143,477 reflects the sale of 625,000 shares of the Company's available for sale investment in Langley Park. For the three months ended March 31, 2004 the Company did not have any investment transactions.

     Unrealized loss on investment in available for sale securities

During the three months ended March 31, 2005 we determined that the value of our investment in available for sale securities ("Langley Shares") has been permanently impaired. In accordance with SFAS 115 we have recorded the permanent impairment of this investment as an unrealized loss. The unrealized loss of $1,513,030 for the three months ended March 31, 2005 represents the unrealized loss on this investment from the inception of the acquisition of the Langley Shares.

Provision for Income Taxes

For the three months ended March 31, 2005 and 2004 the provision for income taxes represents the minimum state taxes due.

Net Profit or Loss

Net loss for the three months ended March 31, 2005 increased to ($4,213,337) compared to ($872,112) for an increased loss of ($3,341,225) or 383% to the comparable period of the prior year.

The increase in net loss is primarily attributable to the expanded operations, the substantial legal and accounting costs related to our reverse merger and fully-reporting status, our increased sales and marketing efforts and the unrealized loss created from the impairment in our investment in the Langley Shares.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2005 was $1,003,150. The net cash used from operations is a result of the net loss of approximately $4,213,337 offset by approximately $1,555,000 of non cash stock and warrant compensation charges and $1,513,000 of unrealized losses on the investment in available for sale securities. Non cash compensation charges resulted from warrants issued for consulting services and bonuses. The unrealized loss on the investment in available for sale securities is the result of us making the determination that the shares were permanently impaired as determined in SFAS 115. Net cash used in operating activities for the three months ended March 31, 2004 of $890,038 is primarily attributable to the net loss from for the three months ended March 31, 2004 of approximately $872,000.

Net cash provided by investing activities for the three months ended March 31, 2005 was $201,049. Net cash provided by investing activities for the three months ended March 31, 2005 is primarily attributable to the sale of
securities held for investments (i.e. Langley Park shares).   For the three
months ended March 31, 2004 net cash used in investing activities of $45,395 was a result of the purchase of equipment for approximately $13,000 and the reduction in the amount from Affiliates and associated companies payable of approximately $32,000.

Net cash provided by financing activities for the three months ended March 31, 2005, totaled $473,187. We received net proceeds from the issuance of common stock for approximately $446,000. In addition, we received proceeds form
notes payable to related parties of approximately $26,000.   Net cash provided
by financing activities for the three months ended March 31, 2004 totaled $388,892. We received net proceeds from the issuance of common stock totaling approximately $395,000. These proceeds were offset primarily by payments on notes payable to related party of approximately $6,100.

We have generated losses since inception and have negative working capital as of March 31, 2005. For the year ended December 31, 2005 the independent registered public accounting firm, in their opinion, has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We believe that over the next 12 months we will experience a steady growth in revenues and a steady growth towards profitability. However in the near term, we will require new capital to finance the shortfall in revenues and the growth. To address the issue of liquidity and create an adequate capital pool we are doing or are prepared to do the following actions:

     . Subsequent to March 31, 2005 warrant holders converted 1,803,250 warrants to common stock creating $703,173 in proceeds.
     .   Completed a private placement of preferred stock for $3,040,000.
     . Continue to raise funds through equity placements of preferred stock of which our target is $5,000,000.

Recent Sales of Unregistered Securities

A total of 130,000 shares of common stock were issued to related parties in connection with the cancellation of interest on "Payables to Related Parties".

An individual purchased 30,000 shares during the three months ended March 31, 2005 for $15,000.

During the three months ended March 31, 2005 we issued a total of 1,099,519 shares of our common stock from warrants converted to common stock for $431,789.

During the three months ended March 31, 2005 we issued a total of 2,745,000 restricted shares as follows:

     2,510,000 restricted shares were issued to consultants for services, valued at $1,633,000.

     235,000 restricted shares were issued to staff as incentive bonuses, valued at $293,750.


OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2005 we did not have any off Balance Sheet arrangements.

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

Revenue Recognition

Our major source of revenue is from the creation and duplication of interactive multi-media CD's from content provided by our customers. Revenue is allocated to the creation of the CD, and to the duplication of such CD's, based upon the relative fair value of such services to the total contractual revenue. Revenue from the creation of the multi-media interactive CD is recognized when completed and upon client acceptance. Revenue from duplication is recognized as the units are shipped.

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

Asset Impairment

We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of our reviews, we have determined there is no impairment loss to be recognized at March 31, 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There has been no material change to our disclosure of recent accounting pronouncements provided in Management's Discussion and Analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

These factors include:

Changes in demand for our products; our ability to meet the demand for our products; existing and increased competition; our ability to compete against significantly larger and better funded competitors; the number, timing, pricing and significance of new products and product introductions and enhancements by us and our competitors; our ability to develop, introduce and market new and enhanced versions of our products on a timely basis; changes in pricing policies by us and our competitors; the timing of significant orders and shipments; litigation with respect to liability, trademark or copyright claims or product recalls and any insurance covering such claims or recalls and general economic factors.

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

     Our Intellectual Properties Rights May be Challenged or Infringed.

Should our intellectual property rights not adequately protect our products or technologies; others could compete against us more directly, which would hurt our sales and profitability.

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

A significant part of our current sales are and a significant part of our projected future sales will be derived from international operations. In addition, we anticipate having material international operations, including, a variety of jointly-owned subsidiary operations. Accordingly, we will be exposed to risks associated with international operations, including risks associated with re-valuation of the local currencies of countries where we sell our products or conduct business, which may result in our products becoming more expensive in local currency terms, thus reducing demand or in increased costs to us. Our operations and financial results also may be significantly affected by other international factors, including:

..  Foreign government regulation
..  Political or economic instability in our target markets
..  Trade restrictions
..  Changes in tax laws and tariffs
.. Inadequate protection of intellectual property rights in some countries .. Managing foreign distributors, manufacturers and staffing
..  Managing foreign branch offices

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

ITEM 3. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and consultants and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                   PART II - OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2005, we issued 130,000 shares of our common stock to an individual for total proceeds of $94,900 in connection with the cancellation of interest. The purchaser represented to us that the purchaser was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering."

In March 2005, we sold 30,000 shares of our common stock to an individual for total proceeds of $15,000. The purchaser represented to us that the purchaser was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance and sale of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering."

In the first quarter of 2005, we issued 2,510,000 shares of our common stock to outside consultants of the Company for a value of $1,576,752. The recipient represented to us that the recipient was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering."

In the first quarter of 2005, we issued 235,000 shares of our common stock to an our employees as incentive bonuses for a value of $293,750. The recipients represented to us that the recipient was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance and sale of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering."

In the first quarter of 2005, we issued 1,099,519 shares of our common stock to convert warrants with a value of $431,739. The purchaser represented to us that the purchaser was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance and sale of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering."

ITEM 6: EXHIBITS

(A) The following exhibits are filed as part of this report.


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

Date: June 7, 2005

                                  IMEDIA INTERNATIONAL INC.



                              By: /s/ David MacEachern
                                  -----------------------------------------
                                  David MacEachern, Chief Executive Officer


                              By: /s/ Franklin Unruh
                                  -----------------------------------------
                                  Franklin Unruh, Chief Financial Officer