Form 10QSB
period 2005-06-30
IMEDIA INTERNATIONAL INC
filed 2005-08-11
CIK 1208498

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: JUNE 30, 2005

                               OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_____________to_____________________


                Commission file number: 000-50159

                   IMEDIA INTERNATIONAL, INC.
         (Name of small business issuer in its charter)

             DELAWARE                               56-2428786
   -------------------------------      -----------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or organization)



            1721 21st STREET, SANTA MONICA, CA 90404
            (Address of principal executive offices)

                         (310) 453-4499
                   (Issuer's Telephone Number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2005 the Issuer had 71,347,027 shares of common stock outstanding.

Transitional small business disclosure format: Yes [ ] No [X]

                        TABLE OF CONTENTS


                  PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS ............................................3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......19

ITEM 3:  CONTROLS AND PROCEDURES ........................................24


                    PART II: OTHER INFORMATION


ITEM 2:  CHANGES IN SECURITIES   ........................................29

ITEM 6:  EXHIBITS........................................................30

SIGNATURES ..............................................................31

CERTIFICATIONS ..........................................................32

                  PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL INFORMATION




IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    June 30,    December 31,
                                                      2005          2004
                                                  ------------- -------------
                                                   (Unaudited)
                         ASSETS

CURRENT ASSETS:
   Cash                                            $   436,618  $    358,969
   Accounts receivable                                 884,237        46,444
   Work in process                                     129,051             -
   Prepaid expense                                         800           555
                                                  ------------- -------------
      Total current assets                           1,450,706       405,968

   Property and equipment, net                          70,233        78,211
   Investment in available for sale securities         266,988     1,066,461
                                                  ------------- -------------
      Total assets                                $  1,787,927  $  1,550,640
                                                  ============= =============


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $    695,625  $    757,633
   Deferred revenue                                    123,260             -
   Due to affiliate                                          -        13,602
   Notes payable                                             -     1,080,022
                                                  ------------- -------------
      Total current liabilities                        818,885     1,851,257
                                                  ------------- -------------

MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   net of discount of $2,947,111 (plus accrued
   unpaid dividends and interest of $15,428)           108,317             -
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Convertible Preferred stock subject to
   mandatory redemption convertible into
   7,600,000 shares of common stock, $0.001
   par value, 6% dividend, authorized 7,200
   shares; 3,040 shares issued and outstanding
   as of June 30, 2005, none outstanding
   as of December 31, 2004                                  -              -

   Common stock-500,000,000 shares authorized,
   $.001 par value 71,347,027 issued and
   outstanding as of June 30, 2005; 65,567,908
   issued and outstanding as of December 31,
   2004                                                 71,347        65,568

   Subscription receivable                                   -      (530,000)
   Common stock committed
     710,000 shares as of December 31, 2004                  -       674,900
   Deferred compensation                              (865,666)     (149,246)
   Capital in excess of par value                   17,176,225     9,320,428
   Accumulated deficit                             (15,521,181)   (8,551,816)
   Accumulated other comprehensive loss                      -    (1,130,451)
                                                  ------------- -------------
      Total stockholders' equity (deficit)             860,725      (300,617)
                                                  ------------- -------------
      Total liabilities and stockholders'
        equity (deficit)                          $  1,787,927  $  1,550,640
                                                  ============= =============



      The accompanying notes are an integral part of these condensed consolidated balance sheets.


                                3

IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)



                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                     2005        2004          2005          2004
                                ------------- ------------ ------------- -------------
                                (unaudited)   (unaudited)  (unaudited)   (unaudited)

Net sales                       $  1,700,886  $   899,675  $  2,147,351  $    925,175

Cost of sales                      1,447,278      766,409     1,715,232       771,109
                                ------------- ------------ ------------- -------------
Gross profit                         253,608      133,266       432,119       154,066
                                ------------- ------------ ------------- -------------
Costs and expenses:
  Operating expenses               1,953,951    1,158,317     3,973,626     1,927,329

Operating expenses
  - related parties                  150,000      121,500       292,500       243,000
                                ------------- ------------ ------------- -------------
Total expenses                     2,103,951    1,279,817     4,266,126     2,170,329
                                ------------- ------------ ------------- -------------

Loss before other expenses
 and taxes                        (1,850,343)  (1,146,551)   (3,834,007)   (2,016,263)
                                ------------- ------------ ------------- -------------
Other expense:
  Interest expense                   510,025       95,044       642,571        95,044
  Loss on sale of investments          6,436            -       149,913             -
  Impairment loss on investment
    in available-for-sale
    securities                        57,720            -     1,570,750             -
  Value of warrants                  329,105            -       768,924             -
                                ------------- ------------ ------------- -------------

Total other expense                  903,286       95,044     3,132,158        95,044
                                ------------- ------------ ------------- -------------
Loss before provision
 for income taxes                 (2,753,629)  (1,241,595)   (6,966,165)   (2,111,307)

Provision for income taxes             2,400            -         3,200         2,400
                                ------------- ------------ ------------- -------------

Net loss                        $ (2,756,029) $(1,241,595) $ (6,969,365) $ (2,113,707)
                                ============= ============ ============= =============
NET LOSS PER COMMON SHARE
 BASIC AND DILUTED
   Basic and diluted            $      (0.04) $     (0.02) $      (0.10) $      (0.04)
                                ============= ============ ============= =============
WEIGHTED AVERAGE COMMON
 OUTSTANDING SHARES
   Basic and diluted              70,960,230   60,488,428    69,004,890    59,953,397
                               ============= ============ ============= =============


      The accompanying notes are an integral part of these condensed consolidated financial statements.





IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
For the six months ended June  30, 2005 (unaudited)

                                                                                         Accumulated
                                               Committed       Deferred      Capital in  Other
               Common Stock    Subscription      Shares        Compen-       excess of   Comprehensive Accumulated
              Shares   Amount   Receivable  Shares    Amount   sation        par value   Losses        Deficit      Total
            ---------- -------- ----------- ------- ---------- ------------- ----------- ------------ ------------- ------------
Balance
December
31, 2004    65,567,908 $ 65,568 $ (530,000) 710,000 $ 674,900  $   (149,246) $ 9,320,428 $(1,130,451) $ (8,551,816) $  (300,617)

Cancellation
of
subscription
receivable           -        -    530,000 (580,000) (580,000)            -       50,000           -             -            -

Issuance
of common
stock upon
exercise of
warrants     2,874,119    2,874          -        -         -             -    1,132,087           -             -    1,134,961

Issuance
of common
stock for
cash            30,000       30          -        -         -             -       14,970           -             -       15,000

Issuance
of common
stock for
services     2,745,000    2,745          -        -         -      (929,200)   1,924,005           -             -      997,550

Issuance
of common
stock for
interest
payable to
related
parties        130,000      130          - (130,000)  (94,900)            -       94,770           -             -            -

Issuance
of warrants
for services         -        -          -        -         -      (665,979)     665,979           -             -            -

Amortization
of deferred
compensation         -        -          -        -         -       878,759            -           -             -      878,759

Unrealized
loss on
investment           -        -          -        -         -             -            -    (382,579)            -     (382,579)

Permanent
impairment
on investment
in available
for sale
securities           -        -          -        -         -             -            -   1,513,030             -    1,513,030

Issuance of
additional
warrants to
investors            -        -          -        -         -             -      439,819           -             -      439,819

Issuance of
warrants with
preferred
stock offering       -        -          -        -         -             -    2,781,000           -             -    2,781,000

Issuance of
replacement
warrants             -        -          -        -         -             -      329,105           -             -      329,105

Issuance
of warrants
for legal
services             -        -          -        -         -             -       83,584           -             -       83,584

Issuance
of warrants
for debt
extension            -        -          -        -         -             -      340,478           -             -      340,478

Net Loss             -        -          -        -         -             -            -           -    (6,969,365)  (6,969,365)
            ---------- -------- ----------- ------- ---------- ------------- ----------- ------------ ------------- ------------
Balance
June 30,
2005        71,347,027 $ 71,347 $        -  $    -  $       -  $  (865,666)  $17,176,225 $         -  $(15,521,181) $   860,725
            ========== ======== =========== ======= ========== ============= =========== ============ ============= ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         5

IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004 (unaudited)

                                                      June 30,     June 30,
                                                        2005         2004
                                                   ------------- -------------
                                                    (unaudited)  (unaudited)
Cash Flows From Operating Activities:
Net loss                                           $ (6,969,365) $ (2,113,707)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Interest on fixed conversion feature                          -        90,044
Depreciation and amortization                            24,296        20,739
Options and warrants issued for services                      -       267,770
Loss on sales of investments                            149,913             -
Impairment loss on investment in
   available for sale securities                      1,570,750             -
Non-cash stock and warrants                           2,633,916        13,000
Non-cash warrant interest charge                        340,478             -
Preferred stock dividend - interest accrual              15,428             -
Amortization of common stock for interest on
   notes to related parties                              94,900             -
Amortization of debt discount for preferred stock        92,889             -
Amortization of note discount                            62,937             -
Increase in accounts and advances receivable           (837,790)     (444,585)
Increase in work in process                            (129,051)            -
Increase in deferred compensation                             -       (47,317)
Decrease in prepaid expenses                               (245)        3,397
Decrease in leases payable                               (2,138)            -
Decrease in inventory                                         -        71,055
Increase (decrease) in accounts payable and
   accrued expenses                                     (72,830)      102,389
Increase in committed stock                                   -        50,000
Increase in deferred revenue                            123,260             -
                                                   ------------- -------------
Net cash flows used in operating activities          (2,902,652)   (1,987,215)
                                                   ------------- -------------
Cash Flows From Investing Activities:
Purchase of equipment                                   (16,318)      (41,393)
Due from affiliates and associated companies, net       (13,602)      (56,451)
Proceeds from sale of investment in
   available for sale securities                        209,261             -
                                                   ------------- -------------
Net cash flows provided by (used in)
   investing activities                                 179,341       (97,844)
                                                   ------------- -------------
Cash Flows From Financing Activities:
Payments on notes payable - related parties            (130,000)      (14,254)
Payments on notes payable                            (1,000,000)        1,391
Proceeds from notes payable                                   -       250,000
Proceeds for collection of common stock
   subscription receivable                                    -       370,000
Proceeds from issuance of common stock                1,149,960     1,058,000
Net proceeds from issuance of preferred stock         2,781,000             -
Offering costs paid on issuance of stock                      -      (114,790)
                                                   ------------- -------------
Net cash flows provided by financing activities       2,800,960     1,550,347
                                                   ------------- -------------

Net increase (decrease) in cash                          77,649      (534,712)
Cash, at beginning of period                            358,969       813,189
                                                   ------------- -------------
Cash, at end of period                             $    436,618  $    278,477
                                                   ============= =============

Supplemental Disclosures of Cash Flow Information
Income taxes paid                                  $      3,200  $      2,400
                                                   ============= =============
Interest paid                                      $     67,571  $          -
                                                   ============= =============






      The accompanying notes are an integral part of these condensed consolidated financial statements.

                    IMEDIA INTERNATIONAL INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2005
1. ORGANIZATION

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

The majority of the Company's revenues to date have been generated from the sale of custom publications and special edition discs. The Company continues to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment iMagazine(TM) and intends to begin sales efforts of its proprietary data and usage report technology that monitors the navigation and use of Hollywood Previews(TM) Entertainment iMagazine(TM) by its audience.

The Company is a holding company doing business through various operating subsidiaries. iMedia US, LLC, a California limited liability company was formed on December 24, 2003 to serve as the Company's primary operating unit for developing custom publications and special edition discs.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced net losses from operations for the six months ended June 30, 2005 of $6,969,365, negative cash flows from operations of $2,902,652 and has an accumulated deficit of $15,521,181 as of June 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern.

Additional financing will be required in order for the Company to continue in existence. During the three months ended June 30, 2005 the Company entered into a purchase agreement with several accredited investors pursuant to which the Company agreed to sell 3,040 of its shares of Series A-6% Mandatory Redeemable Convertible Preferred Stock along with warrants to purchase its common stock (see Note 12). The Company intends to seek additional financing through the issuance of additional debt or equity securities.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The consolidated financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 is unaudited and reflects all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The consolidated results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future period. These financial statements and accompanying footnotes should be read in conjunction with the Company's financial statements in the Company's Form 10-KSB for the year ended December 31, 2004.

The Company's results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Basis of Presentation

The consolidated financial statements of iMedia International, Inc. as of June 30, 2005, include the accounts of the Company and its wholly-owned subsidiaries Hollywood Previews, Inc., IMedia US, LLC and IMedia Nevada, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company's major source of revenue is from the creation and duplication of interactive multi-media CD's from content provided by customers. Revenue is allocated to the creation of the CD, and to the duplication of such CD's, based upon the contract terms and relative fair value of such services to the total contractual revenue. Revenue from the creation of the multi-media interactive CD is recognized when completed and upon client acceptance. Revenue from duplication is recognized as the units are shipped.

Accounts Receivable

The Company sells its products throughout North America. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of June 30, 2005 (unaudited) and December 31, 2004 no valuation allowance has been recorded against the accounts receivable.

Work in Progress

The Company capitalizes direct material and labor into work in process on projects that have yet to be completed. Total work in process as of June 30, 2005 is $129,051. There was no work in progress as of December 31, 2004.

Earnings (Loss) per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended June 30, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three and six months ended June 30, 2005 and 2004. For the three and six months ended June 30, 2005, potentially dilutive securities totaled 25,544,935 and 33,061,605, respectively. For the three and six months ended June 30, 2004, potentially dilutive securities totaled 405,016 and 759,341, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Property and equipment at June 30, 2005 (unaudited) and December 31, 2004 consisted of the following:


                                           2005          2004
                                      -------------  ------------
      Equipment                       $    271,669   $   255,352
      Less: Accumulated Depreciation      (201,436)     (177,141)
                                      -------------  ------------
                                      $     70,233   $    78,211
                                      ============= =============

Cash

The Company places its cash in banks in excess of amounts insured by federal agencies. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant
credit risk on cash.   As of June 30, 2005 total cash in excess of federally
insured amounts by the Company is $209,522.

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

Deferred Revenue

The Company records receivables for projects that have yet to complete the earnings process when they become billable under the customers contract or purchase order. As of June 30, 2005 the Company has recorded deferred revenue of $123,260.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is a small business issuer, and therefore is required to adopt SFAS 123R as of the first interim or annual reporting period of the first fiscal year that begins on or after December 15, 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company's financial statement presentation and disclosures.

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

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income," established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be reported as a separate component (comprehensive income/loss) of stockholders' equity.

4. MAJOR CUSTOMERS AND SUPPLIERS

During the three and six months ended June 30, 2005, three and four major customers accounted for 70% and 76% of total net sales, respectively, whereas for the three and six months ended June 30, 2004, two major customers accounted for 95% and 92% of total net sales, respectively. During the three and six months ended June 30, 2005, one vendor accounted for 90% and 92% of total purchases, respectively. Whereas for the three and six months ended June 30, 2004, five vendors accounted for 98% and 99% of total purchases, respectively.

We are dependent upon third party suppliers for the manufacturing of our goods and products. Presently we outsource our disc manufacturing and printing to a variety of vendors in strategic geographic areas. Printing and disc manufacturing is a commodity industry, and should it be necessary, these suppliers can be easily replaced without detrimentally affecting the Company.

5. INVESTMENT IN AVAILABLE FOR SALE SECURITIES

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

The Langley Park shares are registered as a Unit Investment Trust on the LSE. The trading symbol for the shares is LSE:LPI. The shares are quoted in British Pound Sterling. The investment trust consists of a portfolio of common stock of 23 U.S. publicly-traded microcap companies. Langley Park must hold, and cannot sell, short or hedge against its portfolio for a period of two years. One-half of the free-trading Langley Park shares paid to iMedia and the 22 other portfolio companies is being held in an escrow account as downside protection for the trust in the case that any of the portfolio companies should lose market value. At the end of the two-year restriction period, the escrowed shares will be returned to the Company if the trading price of iMedia shares at that time exceeds $1.90, otherwise a portion or all of the escrowed shares will be returned to the trust to adjust for a market loss. If, at the end of the two-year period, the trading price of iMedia shares falls below $0.95, all the escrowed Langley shares will be lost. If, however, the trading price of iMedia shares is more than $0.95 but less than $1.90, only a
proportionate amount of the escrowed shares will be lost.   During the three
months ended March 31, 2005, the Company's share price was below $.95. The Company determined that its entire investment in the escrow shares became permanently impaired In accordance with SFAS No. 115, the write down of these shares was reflected as a permanent impairment and the previously reflected unrealized loss of $1,513,030 included in accumulated other comprehensive loss. was recorded in the statement of operations for the three months ended March 31, 2005. During the three months ended June 30, 2005, the Company reflected a further impairment loss of $57,720 on the non escrowed shares.

During the three and six months ended June 30, 2005, the Company sold 25,000 and 650,000 shares of its non-escrow shares, respectively for gross proceeds totaling $7,379 and $209,261, respectively. In connection with the sale of these shares the Company recorded a loss for the three and six months ended June 30, 2005 of $6,346 and $149,913, respectively, in the statement of operations in other expense.

The net fair market asset value of the Langley Park investment as of June 30, 2005 is $266,988. On July 27, 2005 the Company sold the remaining 1,233,260 shares of this investment for $257,407.


6. COMMITMENTS AND CONTINGENCIES

Office Lease

The Company leases its office facilities on a month-to-month basis. Rent expense amounted to $10,185 and $24,370, respectively, for the three and six months ended June 30, 2005 and $9,750 and $19,500, respectively for the three and six months ended June 30, 2004.

Employment and Consulting Agreements

The Company entered into employment agreements with Mr. MacEachern, Mr. Kapp and Mr. Unruh on August 1, 2003. Each officer is compensated $18,000 annually in addition to compensation received through iPublishing, Inc as described below. The agreements may be terminated by the Company or employee upon 14 days written notice.

The Company entered into a consulting and independent contractor agreement with iPublishing, Inc. on July 15, 2003. The agreement specifies monthly payments totaling $40,500 for the combined executive management services of the Company's Chief Executive Officer, President and Chief Financial Officer. In October 2004, this amount was increased to $47,500 per month and in April 2005 increased to $50,000 per month. The Company may terminate the agreement upon 30-days written notice. Total compensation paid for the three and six months ended June 30, 2005 and 2004 is $142,500 and $292,500, respectively, and $121,500 and $243,000, respectively.

The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholders, Investment Advisory Group, Inc. and Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 each for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the three and six months ended June 30, 2005 and 2004 is $81,000 and $162,000, respectively, and $81,000 and $134,000, respectively.

7. CONVERTIBLE NOTES PAYABLE

On September 1, 2004 the Company closed on two short-term convertible notes payable to MicroCapital Fund, LP and MicroCapital Fund LTD (separately and collectively "Lenders"). The Company borrowed the aggregate amount of $1,000,000 payable to Lenders in 120 days. The notes bore simple interest of 15%. As an incentive to make the loan, Lenders were issued 5-year warrants to purchase up to the aggregate of 1,111,000 shares of common stock at $0.90 per share. Pursuant to the terms of the Notes, the Company has the right to repay the notes at maturity, or Lenders may exercise an option to convert any portion of the notes into common shares at the price of $0.60 per share up to a maximum of 1,666,666 common shares. The Company has the right to force a conversion at the price of $0.20 per share, or 5,000,000 shares subject to the Company meeting certain required disclosure conditions.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes to Lenders are considered to be interest expense. Such difference was recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matures. During the year ended December 31, 2004, the Company recorded $464,140 as a debt discount and recognized the entire $464,140 as interest expense related to the accretion of the debt discount.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $247,473 and was recognized as interest expense over the period until the notes mature or are converted. During the year ended December 31, 2004, the Company recognized the entire $247,473 as interest expense related to the accretion of the debt discount.

On December 30, 2004 Lenders agreed to extend the loan to April 30, 2005 under similar terms, except that, under the terms of the amendment, the price that Lenders may exercise an option to convert any portion of the notes into common shares is $0.60 per share up to a maximum of 1,666,666 common shares and the Company's right to force conversion at price is lowered to $0.16 per share, or 6,250,000 shares. Due to the amendment, the additional amount allocated to the warrants as debt discount is $62,937 of which $15,734 is recognized as interest expense for the three months ended June 30, 2005 and $62,937 for the six months ended June 30, 2005.

In the second quarter of 2005, the Company was granted an additional repayment extension. The Company issued the Lender 555,556 additional warrant in connection with this extension. These warrants were valued at $340,478 and are reflected as interest expense for the three and six months ended June 30, 2005.

During the three months ended June 30, 2005 the notes were repaid in their entirety.

8. PAYABLES TO RELATED PARTIES

On July 20, 2004, the Company closed three short-term loans totaling $130,000. These loans were made to the Company by parties related to the Company and/or its officers or directors and each was evidenced by a promissory note (each, a "Related Party Note"). Each Related Party Note had identical terms and conditions, although the note amounts varied. The notes had a term of 90 days and bore interest at 8% per annum. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share were issued to the lenders as an incentive to make the loans (see Note 12). On December 31, 2004 the Related Party Notes were amended and the loans were extended until to April 30, 2005. In exchange for waiving the interest payments on the original notes, the 130,000 two year warrants were cancelled and the Company authorized the issuance of 130,000 common shares in January 2005 (see Note 10). At December 31, 2004 the committed stock was valued at $94,900. On December 31, 2004, the $130,000 of Related Party Notes was included in notes payable as "Payable to related parties."

Deferred interest on the Related Party Notes for the six months ended June 30, 2005 was calculated at $94,900, of which $15,817 was recognized during the three months ended June 30, 2005 and $94,900 for the six months ended June 30, 2005.

On May 26, 2005 the Company paid $130,000 to satisfy its "Payable to related parties".


9. MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

The following is a brief descriptive summary of the principal terms, rights and obligations of the Company's Series A-6% Convertible Preferred Stock ("The Preferred Stock"):

Dividends. Holders of the Preferred Stock shall be entitled to receive cumulative dividends of 6% per annum, based on the stated value of $1,000 per share of Preferred Stock, payable quarterly on March 1, June 1, September 1 and December 1, with the first payment due on June 1, 2005.

Voting Rights. Except as otherwise required by law, a holder of shares Preferred Stock does not have the right to vote on matters that come before the Company's stockholders. However, the Company may not authorize or create any class of stock ranking senior to, or otherwise pari passu with, Preferred Stock with respect to dividends, redemption or distribution of assets upon a liquidation.

Liquidation Preference. In the event of a dissolution or winding up of the Company, each holder of the Preferred Stock is entitled to a liquidation preference of $1,000 per share of Preferred Stock held plus any declared but unpaid dividends on such share, prior to any payment to the holders of Registrant's common stock or any other stock of Company ranking junior to the Preferred Stock with regard to any distribution of assets upon liquidation, dissolution or winding up of the Company.

Conversion. Shares of Preferred Stock may, at the option of the holder, be converted at any time or from time to time into shares of common stock at the initial conversion price of $0.40 per share, subject to adjustment; provided, that a holder of Preferred Stock may at any given time convert only up to that number of shares of Preferred Stock so that, upon conversion, the aggregate beneficial ownership of common stock of such holder and all persons affiliated with such holder is does not exceed 4.99% of the then outstanding common stock. The number of shares into which one share of Stock shall be convertible shall be determined by dividing $1,000 by the then existing conversion price.

The conversion price may be reduced if the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect (other than in connection with an acquisition of the securities, assets or business of another company, joint ventures and employee stock options).

Redemption. The Registrant is to redeem all of the then outstanding shares of Preferred Stock on May 23, 2007. If the shares underlying the Preferred Stock are registered and the Company 's stock price trades above $1.25 for a period of thirty consecutive days with average daily volume for 20 consecutive days of 100,000 shares per day the Company may force the holders of Preferred Stock to convert into Common Stock.

On May 23, 2005, the Company's Board of Directors authorized the issuance of 7,200 shares of Series A-6% Preferred Stock ("the Preferred Stock"). On the same date, the Company entered into a Purchase Agreement with several accredited investors (the "Purchasers") pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, 3,040 shares of Preferred Stock (the "Preferred Stock for an aggregate of $3,040,000. The Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date. In accordance with SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", as of June 30, 2005, the Preferred Stock is therefore classified as a long term liability on the balance sheet. Net proceeds received by the Company after closing costs of $259,000, was $2,781,000. The $259,000 of closing costs has been reflected as debt discount.

The Preferred Stock contains certain conversion features and 16,217,950 warrants at varying terms and exercise prices were issued in conjunction with the Preferred Stock pursuant to the Purchaser's respective purchase agreements. Based upon the existence of these features, the Company determined that a debt discount was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the beneficial conversion feature. The total value of the warrants associated with this Preferred Stock offering was valued at $9,979,966 based upon the Black Scholes pricing model using assumptions discussed in Note 12 and the beneficial conversion feature was valued at $3,415,730. As the value of the warrants and the beneficial conversion feature exceeded the total offering proceeds, the amount allocated to the warrants and the beneficial conversion feature was limited to the amount of the notes. Therefore the Company recorded a debt discount of $2,781,000 relating to the issuance of the warrants.

The debt discount has been recorded as a valuation allowance against the Preferred Stock and is being amortized to interest expense over the redemption feature of 24 months. For the three and six months ended June 30, 2005 amortization of the debt discount recorded to interest expense is $92,889. The Company accrued the dividend for the preferred stock through June 30, 2005 of $15,200 and is recorded as interest expense.

10. COMMON STOCK TRANSACTIONS

Common Stock Issued

A total of 130,000 shares of common stock were issued to related parties in connection with the cancellation of $94,900 of accrued interest on the Related Party Notes recorded as "Payables to Related Parties" (See Note 8).

An individual investor purchased 30,000 shares of common stock during the six months ended June 30, 2005 for $15,000. See Note 11 for common stock issued for cash of $1,134,961 from the exercise of 2,874,119 warrants.

See Note 11 for common stock issued for cash of $1,134,961 from the exercise of 2,874,119 warrants.

Common Stock Subscriptions

During the six months ended June 30, 2005 the Company canceled a stock subscription receivable of $580,000 for 580,000 shares.

Warrants exercised for Common Stock converted to Common Stock

In March 2005, the Company offered holders of certain one-year warrants to purchase common stock the opportunity to exercise such warrants at discounted price of $.40 per share. At the time of the offer the market price of the Company's common stock was approximately $.50 per share, and there was little trading volume. During the three months and six months ended June 30, 2005 certain warrant holders took advantage of this opportunity and exercised warrants for 1,774,600 and 2,874,119 shares of common stock, respectively. Total proceeds from these warrant conversions for the three and six months ended June 30, 2005 were $703,172 and $1,134,961, respectively.

Common Stock issued for Services

During the six months ended June 30, 2005 the Company issued a total of 2,745,000 restricted shares for services as follows:

     2,510,000 restricted shares were issued to various consultants for services to be provided over various periods, such services were valued at $1,633,000 of which $569,525 and $1,273,325 is recognized as consulting expense for the three and six months ended June 30, 2005, respectively, and $359,675 is recorded as deferred compensation on the balance sheet.

     235,000 restricted shares were issued to staff as incentive bonuses, valued at $293,750 and is recorded as compensation expense during the six months ended June 30, 2005.

11. WARRANTS

Compensation Warrants

During the six months ended June 30, 2005 the Company issued a total of 950,000 warrants to purchase common stock as consideration for services provided, as follows:

     In January, 2005, the Company issued five year warrants to purchase 350,000 shares of its common stock to a consultant for advisory services for a two year term at an exercise price of $.40 per share. The common stock price at issue was $1.10. Total value of these warrants is $312,364. The warrant value was calculated using the Black-Scholes method using the following assumptions of 78% volatility, $1.10 share price, risk free interest rate of 3.68% and zero dividend yields. As of June 30, 2005, $240,781 of deferred compensation associated with these warrants is on the balance sheet of the Company. For the three and six months ended June 30, 2005 the Company amortized deferred compensation of $39,046 and $71,584, respectively to compensation expense.

     In March, 2005, the Company issued three year warrants to purchase 500,000 shares of its common stock to a consultant for marketing services for a one year term at an exercise price of $1.00 effective March 29, 2005. The common stock price at issue was $1.03. Total value of these warrants is $353,614. The warrant value was calculated using the Black-Scholes method using the following assumptions of 111% volatility, $1.03 share price, risk free interest rate of 3.76% and zero dividend yields. As of June 30, 2005, $265,211 of deferred compensation associated with these warrants is on the balance sheet of the Company. For the three months and six months ended June 30, 2005 Company amortized deferred compensation of $88,404 to compensation expense.

     In April 2005, the Company issued warrants to purchase 100,000 shares of common stock for legal services in the second quarter of 2005. Total value of this warrant is $83,584 and is recorded in operating expense as compensation on the statement of operations for the three and six months ended June 30, 2005. The warrant has a strike price of $.40 per share and a term of three years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 117% volatility, $.1.01 share price, risk free interest rate of 3.65% and zero dividend yield.

Prior Investors Warrants

In February 2005, the Company issued a total of 5,969,234 out-of-the-money warrants to purchase additional shares of common stock to approximately 40 investors to the Company's prior private placements. The Company issued these warrants due to the illiquidity experienced by these investors while it was experiencing delays in obtaining its OTC-BB listing. 2,984,617 warrants are exercisable at the price of $1.00 per share, and 2,984,617 of these warrants are exercisable at the price of $1.25 per share. Each warrant issued was for a one-year term and will expire on February 2, 2006. At the date the warrants were issued, the market price of the Company's common stock was $.80 per share. The value of the warrants was calculated at $439,819 using the Black - Scholes method and is recorded as an expense in the statement of operations for the six months ended June 30, 2005.

Replacement Warrants

In March 2005, the Company offered holders of certain one-year warrants the opportunity to exercise these warrants at a discounted price of $.40 per share, which was at a discount to the warrant exercise price. At the time of the offer, the market price of the Company's common stock was approximately $.50 per share, and there was little trading volume. For the six months ended June 30, 2005 certain warrant holders took advantage of this opportunity and exercised warrants for 2,874,119 shares of common stock for total proceeds to the Company of $1,134,962. As a condition to the agreement, for each warrant exercised, the Company issued a replacement warrant as of June 30, 2005. In all, the Company issued to these holders of one year warrants 1,437,060 replacement warrants with an exercise price of $1.25 to these holders and 1,437,059 replacement warrants with an exercise price of $1.00. These replacement warrants will expire on June 30, 2006. The total value of the 1,437,059 warrants with a strike price of $1 per share is $181,056, calculated using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. The total value of the 1,437,060 warrants with a strike price of $1.25 is $148,049, using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. Total value of all warrants issued for this transaction is $329,105. There were no commissions paid in conjunction with these warrants.

Sales of Preferred Stock and Accompanying Warrants

In connection with the Company's sale of Redeemable/Convertible Preferred Stock the Company issued the following warrants to Purchasers of the Preferred
Stock:

     . Warrants to purchase up to 7,600,000 shares at a strike price of $.60 per share with a term of 5 years expiring on May 23, 2010. Total value of these warrants is $5,866,967. The warrant value was calculated using the Black-Scholes method using the following assumptions of 120% volatility, $.89 share price, risk free interest rate of 3.83% and zero dividend yields.

     . Warrants to purchase up to 6,000,000 shares ("Green Shoe Warrants"). The Green Shoe Warrants have a two year term and expire on May 23, 2007. Of the 6,000,000 warrants, 3,000,000 warrants are at a strike price of $.40. Total value of these 3,000,000 warrants is $1,989,665. The warrant value was calculated using the Black-Scholes method using the following assumptions of 114% volatility, $.89 share price, risk free interest rate of 3.65% and zero dividend yields. The remaining 3,000,000 have a strike price of $.60 per share. Total value of these remaining warrants is $1,846,058. The warrant value was calculated using the Black-Scholes method using the following assumptions of 120% volatility, $.89 share price, risk free interest rate of 3.65% and zero dividend yields.

In addition, the Company paid certain offering commissions to a total of eight investment banking firms and individuals in connection with the issuance of the Preferred Stock through the issuance of warrants to purchase up to 2,717,950 shares of its common stock. The warrants were issued at strike prices ranging from $1.00 per share to $.40 per share and terms ranging from 5 years to 1 year. The value of these warrants is $440,835. The warrant value was calculated using the Black-Scholes method using the following assumptions of 125% volatility, $.47 share price, risk free interest rate ranging from of 3.50% to 3.65% and a zero dividend yield. The warrant values were offset against the value of the preferred stock and are being accreted to the redemption value over the term of the mandatory redemption period on the interest method.

12. RELATED PARTY TRANSACTIONS

The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholders, Investment Advisory Group, Inc. and Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the three and six months ended June 30, 2005 and 2004 is $81,000 and $162,000, and $81,000 and $134,000, respectively.

See Note 8 "Payables to Related Parties".

Licensing Agreement

iPublishing licensed to the Company the exclusive rights to use its intellectual property. The Company is obliged to pay iPublishing a royalty of 5% of the gross margin, defined as gross revenues less cost of goods, associated with revenue earned that uses or relies upon the Licensor's intellectual property in any form. For the three and six months ended June 30, 2005 the Company paid royalties of $12,864 and $22,090, respectively to iPublishing. For the three and six months ended June 30, 2004 the Company paid $9,000 and $9,900, respectively. Licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as the Company remains in operation. There are no minimum performance stipulations in the License Agreement. The license term is for 99 years beginning April, 2003.

Executive Compensation paid to Affiliate

For the three and six months ended June 30, 2005 the Company, in lieu of salary to three executive officers, paid an affiliated Company iPublishing, $150,000 and $292,500, respectively. These payments are recorded as management compensation expense in the accompanying statement of operations for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004 the Company, in lieu of salaries to three executive officers paid $121,500 and $243,000.

13.  LITIGATION

The Company may from time to time become involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial condition.

In July 2005, the Company received an arbitration demand arising from a contractual dispute raised by a former financial advisor of the Company. The amount in dispute is approximately $60,000, plus legal fees, which the former advisor believes is owed to it pursuant to services conducted on behalf of the Company under its engagement agreement. The Company believes that the advisor is not entitled to any further amounts under the agreement and intends to vigorously defend the claim. In the event the Company is ultimately found responsible for the disputed amounts, management believes that any payment thereof would not have a material effect upon either the Company's results of operations or its financial condition.

14. SALES BACKLOG

In addition to the reported sales from the Company for the three months and six months ended June 30, 2005 of $1,700,886 and $2,147,351, respectively, the Company has executed sales contracts of approximately $1.0 million. The Company anticipates recognizing the revenue on its executed sales contracts in third quarter of 2005.

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

Effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, iMedia International, Inc. (the "Company"). This change in IPC's state of incorporation and corporate name was approved by the shareholders of a majority of IPC's outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.

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

As a result of the Acquisition, we became a publisher of interactive, digital, and multimedia publications on CD-ROM. The Company markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. We also distribute Hollywood Previews(TM) Entertainment iMagazine(TM), an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews(TM) Entertainment iMagazine(TM) is used primarily to showcase the Company's proprietary digital publishing system capabilities. The Company's publications are distributed in a variety of methods including insertions in major metropolitan newspapers, insertions in major magazines and periodicals, hand-outs using targeted street teams, at movie theater box offices, in back-end fulfillment and packaging, or via direct mail to consumers.

The majority of our revenues to date have been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment iMagazine(TM). We also intend to begin sales efforts of our proprietary data and usage report technology that has the ability to monitor the navigation and use of Hollywood Previews(TM) Entertainment iMagazine(TM), and our other custom disc products by their audiences.

The Company is a holding company doing business through various operating subsidiaries. We formed iMedia US, LLC, a California limited liability company as a wholly owned subsidiary on December 24, 2003 to serve as our primary operating unit for developing custom publications and special edition discs.

Strategic Distribution Partners

We are continuing to forge relationships with major publishers of newspapers and magazines for strategic distribution for our customer discs and Hollywood Previews (TM) Entertainment iMagazine (TM). We are working closely with these publishers to develop a series of interactive, digital enhancements that will serve as digital supplements to their publications.

In conjunction with a major metropolitan newspaper, we intend to underwrite the costs for several unique new publications so as to guarantee publication and distribution over the next nine months. By undertaking to subsidize any revenue we ensure continuity of our publishing calendar with the newspaper and our potential sponsors.

For each strategic distribution publishing partner, we plan to implement a revenue sharing program that will allow us to participate in the combined sponsorship revenues.

Custom Discs

A major portion of our efforts and resources are spent on the development of special edition and custom interactive publications for a variety of industries and corporate clientele.

We foresee that the custom disc market will constitute a major part of our future revenues. We have identified and have developed new products specifically targeted to these new markets, industries and sectors. We intend to use a portion of our capital on an ongoing basis to develop these targeted markets.

We will continue to open up new segments of industry and commerce and new lines of distribution. Topics and sectors include entertainment, sports, travel, information, medical, wireless, automotive and direct marketing.


PLAN OF OPERATION

For the remainder of the current fiscal year we intend to focus on the following primary objectives:

     . Continued development and publication of Hollywood Previews(TM) Entertainment Magazine.
     . Establish a strategic distribution partner or partners in various information dissemination industries.
     . Identification and development of specialty and custom disc customers, industry sectors and content.
     .  Raise capital through debt issues and new private equity offerings.



RESULTS OF OPERATIONS

Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale to advertisers and content providers of the Company's proprietary usage report that monitors the use of publications by their audiences.

The consolidated financial statements of iMedia International Inc., as of June 30, 2005 include the accounts of the Company and its wholly owned subsidiaries HPI, iMedia US LLC, and iMedia Nevada, LLC.

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

The following discussion is based on a comparison of the Company's operations for the six months ended June 30, 2005 to the six months ended June 30, 2004:

Sales

Net sales increased $1,222,176 or 132% for the six months ended June 30, 2005 to $2,147,351 from $925,175 for the six months ended June 30, 2004.

The increase in sales for the six months June 30, 2005 versus the same time period in June 30, 2004 is primarily due to an increase in our customer base as a result of implementing our marketing plan. Our customer base increased from 3 customers in the first half of 2004 to 14 customers in fiscal 2005.
Our sales consisted of custom productions to augment our various customers marketing and advertising programs. As of June 30, 2005 we have sales backlog of approximately $1.0 million which we expect to recognize in the third quarter of 2005. During the first half of 2004 and 2005 our customer base consisted primarily of companies in the entertainment business. This includes television networks, casinos, and entertainment ensembles. We expect to continue attracting customers in the entertainment area but we have begun to target other significant potential customers, including the wireless and automotive industries. We anticipate generating revenues from these additional industries sometime in 2005.

The Company does not believe that in the near future its earnings from sales to customers will be overly concentrated to any one or to only a few customers. The Company's business plan calls for sales to a wide variety of customers and with a wide variety of interests. Similarly, the Company's purchases will not be over concentrated with any one or only a few vendors.

Cost of sales and gross profit

Cost of sales increased $944,123 or 122% for the six months ended June 30, 2005 to $1,715,232 from $771,109 for the six months ended June 30, 2004. Gross profit as a percentage of sales for the six months ended June 30, 2005 versus the six months ended June 30, 2004 is 20% and 16.6%, respectively.

The increase in cost of goods sold in absolute dollars for the six months ended June 30, 2005 versus the same time period in 2004 is due to increased
sales.   During 2005, it is anticipated that sales and cost of sales shall constitute a variety of design, manufacturing, replication and advertising, and that the cost of sales will average 20% to 40% of gross revenues. We may also be required to vary the profitability of each project so as to establish market share. During the six months ended June 30, 2005 we incurred costs related to a promotion with Amazon.com. This promotion consisted of providing Hollywood Preview discs to Amazon for inclusion with their shipped products. This promotion had no corresponding revenue associated with it. The impact on our margins was negative however we anticipate that our success with this project will promote our suite of products and proprietary ideas into the future with Amazon. The Company does foresee the need to continue its policy of cost variation or promotion in order to achieve significant market penetration and brand recognition.

Operating Expenses

Operating expenses increased $2,046,297 or 106% for the six months ended June 30, 2005 to $3,973,626 from $1,927,329 for the six months ended June 30, 2004.

The increase in operating expenses for the six months ended June 30, 2005 versus the same time period in 2004 is due primarily to continued development of our products, growth initiatives, expenses associated with expanded sales efforts, as well as substantial legal and accounting costs associated with maintaining our fully-reporting status. We have dramatically increased our sales and marketing efforts resulting in additional operating expenses. For the six months ended June 30, 2005, $1,864,992 or 47%, respectively of operating expenses were associated with compensation and services paid through the issuance of warrants as opposed to cash. For the six months ended June 30, 2004 approximately $13,000 or.6%, of operating expenses were associated with compensation and services paid through the issuance of warrants as opposed to cash. As our business increases, it is anticipated that operating expenses will increase in absolute dollars, but should decrease as a percentage of sales.

Operating Expenses - related parties

Operating expenses - related parties increased $49,000 or 20% for the six months ended June 30, 2005 to $292,500 from $243,500 for the six months ended June 30, 2004.

In lieu of hiring individuals to perform certain management functions, we have contracted with a company owned by our officers for its management services.

Other Expense

     Interest Expense

Interest expense increased $547,526 or 576% for the six months ended June 30, 2005 to $642,571 from $95,044 for the six months ended June 30, 2004.
Interest expense for the six months ended June 30, 2005 consisted primarily of the following:

     . September 2004 Bridge Financing of $403,415, which includes $340,478 of interest related to warrants issued in connection with this final debt extension;

     . The amortization of the Company's Series A-6% Convertible Preferred Stock ("The Preferred Stock") debt discount of $92,899 and accrued preferred stock dividends of $15,428 recorded as interest (See "Liquidity and Capital Resources Below"); and

     . Interest on payable to related parties of $94,900 for common stock issued in lieu of interest expense.

Interest expense for the six months ended June 30, 2004 consisted primarily of the amortization of the beneficial conversion feature of a different note payable.

During the second quarter of 2005, we paid off the September 2004 bridge loan. We do not anticipate any material interest expense through 2005 except for the amortization of the debt discount on the Preferred Stock.

     Loss on sale of investments

The loss on sale of investments for the six months ended June 30, 2005 of $149,913 reflects the sale of 625,000 shares, of the Company's available for sale investment in Langley Park. For the six months ended June 30, 2004 the Company did not have any investment transactions.

     Impairment loss on investment in available for sale securities

During the six months ended June 30, 2005 we determined that the value of our investment in available for sale securities ("Langley Shares") has been permanently impaired. In accordance with SFAS 115 we have recorded the permanent impairment of this investment. The loss of $1,570,750 for the six months ended June 30, 2005 represents the impairment loss on this investment from the inception of the acquisition of the Langley Shares.

Value of warrants issued

In February 2005, we issued a total of 5,969,234 out-of-the-money warrants to purchase additional shares of common stock to approximately 40 investors to our prior private placements. We issued these warrants due to the illiquidity experienced by these investors while it was experiencing delays in obtaining its OTC-BB listing. 2,984,617 warrants are exercisable at the price of $1.00 per share, and 2,984,617 of these warrants are exercisable at the price of $1.25 per share. Each warrant issued was for a one-year term and will expire on February 2, 2006. At the date the warrants were issued, the market price of our common stock was $.80 per share. The value of the warrants was calculated at $439,819 using the Black - Scholes method and is recorded as "value of warrants issued" in "other income (expense) "in the statement of operations for the six months ended June 30, 2005.

In March 2005, we offered holders of certain one-year warrants the opportunity to exercise these warrants at a discounted price of $.40 per share, which was at a discount to the warrant exercise price. At the time of the offer, the market price of our common stock was approximately $.50 per share, and there was little trading volume. For the six months ended June 30, 2005 certain warrant holders took advantage of this opportunity and exercised warrants for 2,874,119 shares of common stock for total proceeds to us of $1,134,962. As a condition to the agreement, for each warrant exercised, we issued a replacement warrant as of June 30, 2005. In all, we issued to these holders of one year warrants 1,437,060 replacement warrants with an exercise price of $1.25 to these holders and 1,437,059 replacement warrants with an exercise price of $1.00. These replacement warrants will expire on June 30, 2006. The total value of the 1,437,059 warrants with a strike price of $1 per share is $181,056, calculated using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. The total value of the 1,437,060 warrants with a strike price of $1.25 is $148,049, using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. Total value of all warrants issued for this transaction is $329,105. There were no commissions paid in conjunction with these warrants.

We did not have this expense for the six months ended June 30, 2004.



Provision for Income Taxes

For the six months ended June 30, 2005 and 2004 the provision for income taxes represents the minimum state taxes due.

The following discussion is based on a comparison of the Company's operations for the three months ended June 30, 2005 to the three months ended June 30, 2004:

Sales

Net sales increased $801,211 or 89% for the three months ended June 30, 2005 to $1,700,886 from $899,675 for the three months ended June 30, 2004.

The increase in sales for the three months ended June 30, 2005 versus the same time period in June 30, 2004 is primarily due to the implementation of our marketing plan which increased our customer base from 3 to 14 customers. In addition, for the three months ended June 30, 2005 over the same time period in 2004 we have increased our customer industry base. In 2004 our sales were primarily to television networks and for the promotion of the Tribeca film festival. In 2005 our sales were generated from television networks, promotions for casinos and entertainment ensembles and inserts in newspaper publications. As of June 30, 2005 we have sales backlog of approximately $1.0 million which we expect to recognize in the third quarter of 2005.

Cost of sales and gross profit

Cost of sales increased $710,869 or 93% for the three months ended June 30, 2005 to $1,477,278 from $766,409 for the three months ended June 30, 2004. Gross profit as a percentage of sales for the three months ended June 30, 2005 versus the three months ended June 30, 2004 is 15% and 15%, respectively.

The increase in cost of goods sold in absolute dollars for the three months ended June 30, 2005 versus the same time period in 2004 is due to increased
sales.   The margins remained consistent between quarters.  However, for the three months ended June 30, 2004 and 2005 the margins were below the anticipated 20% to 40% range. The reason for the decrease in margin from the anticipated margin is attributed to our growth philosophy which allows us to vary the profitability of each project so as to establish market share.

Operating Expenses

Operating expenses increased $795,634 or 69% for the three months ended June 30, 2005 to $1,953,951 from $1,158,317 for the three months ended June 30, 2004.

The increase in operating expenses for the three months ended June 30, 2005 versus the same time period in 2004 is due primarily to continued development of our products, expenses associated with expanded sales efforts and investor relations as well as substantial legal and accounting costs associated with maintaining our fully-reporting status. We have dramatically increased our sales and marketing efforts resulting in additional operating expenses. For the three months ended June 30, 2005 approximately $577,366 or 30% of operating expenses were associated with compensation and services paid through the issuance of warrants as opposed to cash. For the three months ended June 30, 2004 approximately $13,000 or 1% respectively of operating expenses were associated with compensation and services paid through the issuance of warrants as opposed to cash. As our business increases, it is anticipated that operating expenses will increase in absolute dollars from quarter to quarter, but should decrease as a percentage of sales.

Operating Expenses - related parties

Operating expenses - related parties increased $28,500 or 23% for the three months ended June 30, 2005 to $150,000 from $121,500 for the three months ended June 30, 2004.

In lieu of hiring individuals to perform certain management functions, we have contracted with a company owned by our officers for its management services.

Interest Expense

Interest expense increased $414,980 or 436% for the three months ended June 30, 2005 to $510,025 from $95,044 for the three months ended June 30, 2004. Interest expense for the three months ended June 30, 2005 consisted primarily of the following:

     . September 2004 bridge financing of $356,212, which includes $340,478 of interest related to warrants issued in connection with this final debt extension; and

     . The amortization of the Preferred Stock debt discount of $92,899 and accrued preferred stock dividends of $15,428 recorded as interest.


Interest expense for the three months ended June 30, 2004 consisted primarily of the amortization of the beneficial conversion feature of a different note payable.

Loss on sale of investments

The loss on sale of investments for the three months ended June 30, 2005 of $6,436 reflects the sale of 25,000 shares, of the Company's available for sale investment in Langley Park. For the three months ended June 30, 2004 the Company did not have any investment transactions.

Impairment loss on investment in available for sale securities

We determined that the value of our investment in available for sale securities ("Langley Shares") has been permanently impaired. For the three months ended June 30, 2005, in accordance with SFAS 115, we have recorded an impairment loss of $57,720 as a result of the decrease in investment value and exchange rate.

Value of warrants issued

In March 2005, we offered holders of certain one-year warrants the opportunity to exercise these warrants at a discounted price of $.40 per share, which was at a discount to the warrant exercise price. At the time of the offer, the market price of our common stock was approximately $.50 per share, and there was little trading volume. For the six months ended June 30, 2005 certain warrant holders took advantage of this opportunity and exercised warrants for 2,874,119 shares of common stock for total proceeds to us of $1,134,962. As a condition to the agreement, for each warrant exercised, we issued a replacement warrant as of June 30, 2005. In all, we issued to these holders of one year warrants 1,437,060 replacement warrants with an exercise price of $1.25 to these holders and 1,437,059 replacement warrants with an exercise price of $1.00. These replacement warrants will expire on June 30, 2006. The total value of the 1,437,059 warrants with a strike price of $1 per share is $181,056, calculated using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. The total value of the 1,437,060 warrants with a strike price of $1.25 is $148,049, using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. Total value of all warrants issued for this transaction is $329,105. There were no commissions paid in conjunction with these warrants.

We did not have this expense for the three months ended June 30, 2004.

Provision for Income Taxes

For the three months ended June 30, 2005 we paid the minimum tax for three of our subsidiaries. For the three months ended June 30, 2004 no taxes were paid.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2005 was $2,902,652. The net cash used in operations is a result of a net loss of approximately $6,969,000 offset by approximately $3,224,000 of non cash stock and warrant compensation and interest charges and approximately $1,720,000 of unrealized and realized losses on the investment in Langley Shares. In addition, we used approximately $2,009,000 for working capital purposes. Non cash compensation charges resulted from warrants issued for consulting services, bonuses and interest. The unrealized loss on the investment in Langley Shares is the result of us making the determination that the shares were permanently impaired as determined in SFAS 115. Net cash used in operating activities for the six months ended June 30, 2004 of $1,987,215 is primarily attributable to the net loss for the six months ended June 30, 2004 of approximately $2,114,000 offset by warrants issued for services of approximately $267,000 and approximately $100,000 for working capital purposes.

Net cash provided by investing activities for the six months ended June 30, 2005 was $179,341. Net cash provided by investing activities for the six months ended June 30, 2005 is primarily attributable to the sale of securities held for investments (i.e., the Langley Shares) for approximately $209,000 offset by the purchase of equipment for $16,000 and payments from affiliates
of approximately $13,600.   For the six months ended June 30, 2004 net cash
used in investing activities of $97,844 was a result of the purchase of equipment for approximately $41,000 and the reduction in the amount from Affiliates and associated companies payable of approximately $56,000.

Net cash provided by financing activities for the six months ended June 30, 2005 totaled $2,800,960. We received net proceeds from the issuance of common and preferred stock, net of costs, of approximately $3,930,000. These proceeds were offset by the payment of notes and notes payable to related parties with the preferred stock offering proceeds of approximately $1,130,000. Net cash provided by financing activities for the six months ended June 30, 2004 totaled $1,550,347. We received net proceeds from the issuance of common stock totaling approximately $1,313,000 and proceeds from a note payable of $250,000. These proceeds were offset primarily by payments on notes payable to a related party of approximately $14,000.

We have generated losses since inception and have an accumulated deficit as of June 30, 2005 of $15,521,181. For the year ended December 31, 2004 the independent registered public accounting firm, in their opinion, has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We believe that over the next 12 months we will experience a steady growth in revenues and a steady growth towards profitability. However in the near term, we will require new capital to finance the shortfall in revenues and the growth. To address the issue of liquidity and create an adequate capital pool we have taken or are preparing to take the following actions:

..    During the three months ended June 30, 2005 warrant holders exercised their right to purchase 1,774,600 shares of common stock at $.40 per share for total proceeds of $703,172;
..    Completed a private placement of Preferred Stock for $3,040,000; and
..    Continue to raise funds through equity placements of which our target is
     $5,000,000.

Recent Sales of Unregistered Securities

On May 23, 2005, the Company entered into a Purchase Agreement with 19 investors (the "Purchasers") pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, for an aggregate price of $3,040,000, 3,040 shares of Series A - 6% Convertible Preferred Stock (The "Preferred Stock") , warrants (the "Long Term Warrants") to purchase up to 7,600,000 shares of common stock and, solely to Crestview Capital Master Fund, LLC ("Crestview"), a warrant to purchase up to 6,000,000 shares of common stock ("The Short Term Warrants"). The Long Term Warrants are exercisable for five years at $0.60 per share. Each share of Preferred Stock may be converted into shares of common stock at a price of $0.40 per share. The Short Term Warrant entitles the Crestview to purchase up to $1,200,000 in Preferred Stock and a number of Long Term Warrants equal to 100% of the shares of Common Stock issuable upon conversion of such Preferred Stock and is otherwise based on the same terms and conditions as the Long Term Warrants, except that the Short Term Warrants are only exercisable until the earlier of (i) one year from the date that the initial Registration Statement filed by the Company pursuant to the Registration Rights Agreement between the Company and the Purchasers is first declared effective by the Commission or (ii) two years after the date of the Purchase Agreement. The Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date.

Also in May 2005, the Company paid certain offering commissions to eight investment banking firms and individuals in connection with the issuance of the Preferred Stock and accompanying warrants, through the issuance of warrants to purchase up to 2,617,950 shares of the Company's common stock.
The warrants were issued at strike prices ranging from $1.00 per share to $.40 per share and terms ranging from 5 years to 1 year.

During the three months ended June 30, 2005 the Company issued 1,774,903 shares of its common stock upon exercise of certain one-year warrants for total proceeds of $703,173.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2005 we did not have any off Balance Sheet arrangements.

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

Revenue Recognition

Our major source of revenue is from the creation and duplication of interactive multi-media CD's from content provided by our customers. Revenue is allocated to the creation of the CD, and to the duplication of such CD's, based upon the contract terms and relative fair value of such services to the total contractual revenue. Revenue from the creation of the multi-media interactive CD is recognized when completed and upon client acceptance. Revenue from duplication is recognized as the units are shipped.

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

Asset Impairment

We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of our reviews, we have determined there is no impairment loss to be recognized at June 30, 2005.

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

Major risks associated with strategic alliances and partnerships are (1) the lack of control the Company may have over these operations, and (2) the possibility that in the future, the Company's strategic alliances will not develop or market products in competition with the Company, and/or discontinue their alliances with the Company or form alliances with the Company's competitors.

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

     The Company faces technology risks.

The Company's products are subject to the risks of failure inherent in the development and testing of products based on innovative or developing technologies. These risks include the possibilities that Company technology or any or all of the Company's products may be found to be ineffective, or to have substantial limitations, or otherwise fail. One or more of the Company's competitors may achieve patent protection that could have a material adverse effect on the Company. Although the Company does not currently have any specific plans to do so, it may prosecute or may be required to defend patent or trademark infringement litigation or patent interference proceedings with Series A Holders of competitive patents or trademarks. The Company may incur substantial costs in defending or prosecuting such proceedings. In addition, such proceedings may impact the Company's competitive position and there can be no assurance that the Company will be successful in any patent or trademark litigation.

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

Foreign government regulation
Political or economic instability in our target markets
Trade restrictions
Changes in tax laws and tariffs
Inadequate protection of intellectual property rights in some countries Managing foreign distributors, manufacturers and staffing
Managing foreign branch offices

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

ITEM 3. CONTROLS AND PROCEDURES

(a) The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are not effective. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and consultants and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

We may from time to time become involved in various legal claims arising in the ordinary course of business. Based upon current information, our management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either our results of operations or our financial condition.

In July 2005, we received an arbitration demand arising from a contractual dispute raised by a former financial advisor. The amount in dispute is approximately $60,000, plus legal fees, which the former advisor believes is owed to it pursuant to services conducted on our behalf under its engagement agreement. We believe that the advisor is not entitled to any further amounts under the agreement and intend to vigorously defend the claim. In the event we are ultimately found responsible for the disputed amounts, our management believes that any payment thereof would not have a material effect upon either our results of operations or our financial condition.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2005, the Company entered into a Purchase Agreement with 19 investors (the "Purchasers") pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, for an aggregate price of $3,040,000, 3,040 shares of Preferred Stock, Long Term Warrants to purchase up to 7,600,000 shares of common stock and, solely to Crestview Capital Master Fund, LLC ("Crestview"), a short term warrant to purchase up to 6,000,000 shares of common stock . The Long Term Warrants are exercisable for five years at $0.60 per share. Each share of Preferred Stock may be converted into shares of common stock at a price of $0.40 per share. The Short Term Warrant entitles the Crestview to purchase up to $1,200,000 in Preferred Stock and a number of Long Term Warrants equal to 100% of the shares of Common Stock issuable upon conversion of such Preferred Stock and is otherwise based on the same terms and conditions as the Long Term Warrants, except that the Short Term Warrants are only exercisable until the earlier of (i) one year from the date that the initial Registration Statement filed by the Company pursuant to the Registration Rights Agreement between the Company and the Purchasers is first declared effective by the Commission or (ii) two years after the date of the Purchase Agreement. The Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date. Each Purchaser represented to us that such Purchaser was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the Preferred Stock and any warrants for investment and not in connection with a distribution thereof. The issuance of the Preferred Stock and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.

Also in May 2005, the Company paid certain offering commissions to a total of eight investment banking firms and individuals in connection with the issuance of the Preferred Stock and accompanying warrants, through the issuance of warrants to purchase up to 2,617,950 shares of the Company's common stock.
The warrants were issued at strike prices ranging from $1.00 per share to $.40 per share and terms ranging from 5 years to 1 year. The inventors reference above represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering."

During the three months ended June 30, 2005 the Company issued 1,774,903 shares of its common stock upon exercise of certain one-year warrants for total proceeds of $703,173. Each warrant holder exercising its shares represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.


ITEM 6: EXHIBITS AND 8-K FILINGS

(A) The following exhibits are filed as part of this report.

Exhibit
Number        Description

3.1 Certificate of Incorporation of iMedia International Inc., dated October 28, 2003

3.2 Certificate of Designation of Series A - 6% Convertible Preferred Stock of iMedia International, Inc. (1)

3.2   Bylaws of iMedia International, Inc.

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


(1)   Incorporated by reference to our current report on Form 8-K filed
      May 24, 2005

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2005

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