Form 10QSB
period 2005-09-30
IMEDIA INTERNATIONAL INC
filed 2005-11-18
CIK 1208498

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: SEPTEMBER 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of November 15, 2005 the Issuer had 71,589,454 shares of common stock outstanding.

Transitional small business disclosure format: Yes [ ] No [X]

                        TABLE OF CONTENTS


                  PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS ............................................3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......18

ITEM 3:  CONTROLS AND PROCEDURES ........................................28


                    PART II: OTHER INFORMATION


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....28

ITEM 6:  EXHIBITS........................................................29

SIGNATURES ..............................................................30

CERTIFICATIONS ..........................................................31

                  PART 1: FINANCIAL INFORMATION


ITEM 1: FINANCIAL INFORMATION


IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  September 30,  December 31,
                                                       2005          2004
                                                  -------------- -------------
                                                    (Unaudited)
                             ASSETS

CURRENT ASSETS:
  Cash                                            $   2,946,322  $    358,969
  Accounts receivable                                   907,899        46,444
  Work in process                                       258,019             -
  Prepaid expense                                         8,683           555
                                                  -------------- -------------
     Total current assets                             4,120,923       405,968
                                                  -------------- -------------

  Property and equipment, net                           100,016        78,211
  Investment in available for sale securities                 -     1,066,461
                                                  -------------- -------------

     Total assets                                 $   4,220,939  $  1,550,640
                                                  ============== =============


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $     668,412  $    757,633
  Deferred revenue                                       48,340             -
  Due to affiliate                                        8,709        13,602
  Notes payable                                          16,561     1,080,022
                                                  -------------- -------------
     Total current liabilities                          742,022     1,851,257
                                                  -------------- -------------

SERIES A - MANDATORY REDEEMABLE CONVERTIBLE
 PREFERRED STOCK, net of discount of $2,567,110         472,890             -
                                                  -------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred Stock - authorized 20,000,000 shares:

    Series A - Convertible Preferred stock subject
    to mandatory redemption, to 7,600,000 shares
    of common stock, $0.001 par value, 6% dividend,
    authorized 7,200 shares; 3,040 shares issued
    and outstanding as of September 30, 2005, none
    outstanding as of December 31, 2004                       -             -

    Series B - Convertible Preferred stock, net of
    offering costs of $1,098,468 convertible into
    12,300,000 shares of common stock, $0.001 par
    value, 6% dividend through August 22, 2009, 9%
    dividend for the year ended August 22, 2010 and
    14% thereafter, authorized 6,000 shares; 4,920
    shares issued and outstanding as of September 30,
    2005, none outstanding as of December 31, 2004     3,821,532            -

  Common stock-500,000,000 shares authorized,
    $.001 par value, 71,589,454 issued and
    outstanding as of September 30, 2005;
    65,567,908 issued and outstanding as of
    December 31, 2004                                    71,590        65,568
  Subscription receivable                                     -      (530,000)
  Common stock committed, 710,000 shares as
    of December 31, 2004                                      -       674,900
  Preferred compensation                               (558,379)     (149,246)
  Capital in excess of par value                     21,578,281     9,320,428
  Accumulated deficit                               (21,906,997)   (8,551,816)
  Accumulated other comprehensive loss                        -    (1,130,451)
                                                  -------------- -------------
      Total stockholders' equity (deficiency)         3,006,027      (300,617)
                                                  -------------- -------------
Total liabilities and stockholders'
 equity (deficiency)                              $   4,220,939  $  1,550,640
                                                  ============== =============

      The accompanying notes are an integral part of these condensed consolidated balance sheets.


IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)



                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                             --------------------------- ----------------------------
                                 2005          2004          2005           2004
                             ------------- ------------- -------------- -------------
                              (unaudited)   (unaudited)    (unaudited)   (unaudited)

Net sales                    $    970,165  $    756,794  $   3,117,516  $  1,681,969

Cost of sales                     811,622       668,000      2,526,854     1,439,109
                             ------------- ------------- -------------- -------------

Gross profit                      158,543        88,794        590,662       242,860
                             ------------- ------------- -------------- -------------
Costs and expenses:
  Selling                         781,187       296,515      1,521,407       695,934
  General and administrative    1,133,495       700,456      5,135,825     2,228,366
  Operating expenses -
    related parties               155,000       121,500        447,500       364,500
                             ------------- ------------- -------------- -------------

Total expenses                  2,069,682     1,118,471      7,104,732     3,288,800
                             ------------- ------------- -------------- -------------

Loss from operations           (1,911,139)   (1,029,677)    (6,514,070)   (3,045,940)
                             ------------- ------------- -------------- -------------
Other expense:
  Interest expense, net           618,963       235,767      1,261,534       330,811
  Loss on sale of investments       9,582             -        573,975             -
  Impairment loss on
   investment in available
   for sale securities                  -             -      1,156,270             -
                             ------------- ------------- -------------- -------------

Total other expense               628,545       235,767      2,991,779       330,811
                             ------------- ------------- -------------- -------------
Loss before provision
  for income taxes             (2,539,684)   (1,265,444)    (9,505,849)   (3,376,751)

Provision for income taxes              -             -          3,200         2,400
                             ------------- ------------- -------------- -------------

Net loss                       (2,539,684)   (1,265,444)    (9,509,049)   (3,379,151)

Beneficial conversion feature
 on the Series B convertible
 preferred stock               (3,821,532)            -     (3,821,532)            -

Preferred stock dividends         (24,600)            -        (24,600)            -
                             ------------- ------------- -------------- -------------
Net loss applicable to
 common shareholders         $ (6,385,816) $ (1,265,444) $ (13,355,181) $ (3,379,151)
                             ============= ============= ============== =============

NET LOSS PER COMMON SHARE
APPLICABLE TO COMMON SHAREHOLDERS,
Basic and Diluted:
  Net loss applicable to
    common stockholders      $      (0.09) $      (0.02) $       (0.19) $      (0.06)
                             ============= ============= ============== =============
WEIGHTED AVERAGE COMMON
OUTSTANDING SHARES
  Basic and diluted            71,411,546    61,154,390     69,815,924    60,357,274
                             ============= ============= ============== =============


      The accompanying notes are an integral part of these condensed consolidated financial statements.




IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS DEFICIT AND OTHER COMPREHENSIVE INCOME (LOSS)
As of September 30, 2005 (unaudited)
                                                                                                Accumulated
                             Preferred                                    Deferred  Capital in  Other
             Common Stock      Stock      Subscription    Committed       Compen-   excess of   Comprehen.   Accumulated
           Shares   Amount  Shares  Amount  Receivable  Shares   Amount   sation    par value   Losses       Deficit     Total
         ---------- ------- ----- ---------- --------- -------- --------- --------- ----------- ------------ ----------- -----------
Balance
December
31, 2004 65,567,908 $65,568     - $        - $(530,000) 710,000 $ 674,900 $(149,246)$ 9,320,428 $(1,130,451)$(8,551,816) $ (300,617)

Cancella-
tion of
subscrip-
tion
receivable        -       -     -          -   530,000 (580,000) (580,000)        -      50,000           -           -           -

Issuance
of common
stock upon
exercise
of
warrants  2,874,119   2,874     -          -        -         -         -         -   1,132,087           -           -   1,134,961

Issuance
of common
stock for
cash         30,000      30     -          -        -         -         -         -      14,970           -           -      15,000

Issuance
of common
stock for
services  2,745,000   2,745     -          -        -         -         -  (929,200)  1,924,005           -           -     997,550

Issuance
of common
stock for
interest
payable to
related
parties     130,000     130     -          -        -  (130,000)  (94,900)        -      94,770           -           -           -

Issuance
of warrants
for
services          -       -     -          -        -         -         -  (665,979)    665,979           -           -           -

Amortization
of deferred
compensation      -       -     -          -        -         -         -  1,186,046          -           -           -   1,186,046

Permanent
impairment
on investment
in available
for sale
securities        -       -     -          -        -         -         -          -          -   1,130,451           -   1,130,451

Issuance of
additional
warrants to
investors         -       -     -          -        -         -         -          -    439,819           -           -     439,819

Issuance of
warrants
with
preferred
stock
offering          -       -     -          -        -         -         -          -  2,781,000           -           -   2,781,000

Issuance of
replacement
warrants          -       -     -          -        -         -         -          -    329,105           -           -     329,105

Issuance of
warrants for
legal
services          -       -     -          -        -         -         -          -     83,584           -           -      83,584

Issuance of
warrants for
debt extension    -       -     -          -        -         -         -          -    340,478           -           -     340,478

Issuance of
preferred
shares            -       - 4,920  4,920,000        -         -         -         -           -           -           -   4,920,000

Beneficial
conversion
feature on
preferred
shares            -       -     -          -        -         -         -         -   3,821,532           -  (3,821,532)          -

Warrants
issued for
offering
costs for
Series B
Preferred
Stock             -       -     -   (412,845)       -         -         -         -     412,845           -           -           -

Cash offering
costs for
Series B
Preferred
Stock             -       -     -   (685,623)       -         -         -         -           -           -           -    (685,623)

Issuance of
preferred
stock
dividends         -       -     -          -        -         -         -         -           -           -     (24,600)    (24,600)

Issuance of
common stock
for legal
services     62,500      63     -          -        -         -         -         -      37,438           -           -      37,501

Shares
issued for
settlement   43,253      43     -          -        -         -         -         -         (43)          -           -           -

Issuance
of common
stock for
commissions   6,097       6     -          -        -         -         -         -       2,494           -           -       2,500

Issuance of
warrants for
services          -       -     -          -        -         -         -         -      62,632           -           -      62,632

Preferred
stock
dividend
- common
shares
issued      130,577     131     -          -        -         -         -         -      65,158           -           -      65,289

Net Loss          -       -     -          -        -         -         -         -           -           -  (9,509,049) (9,509,049)
         ---------- ------- ----- ---------- ---------- ------- --------- --------- ----------- ------------ ----------- -----------
Balance
September
30, 2005 71,589,454 $71,590 4,920 $3,821,532        -         -         - $(558,379)$21,578,281 $         - $(21,906,997)$3,006,027
         ========== ======= ===== ========== ========== ======= ========= ========= =========== ============ =========== ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       5

IMEDIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004 (unaudited)


                                                      2005          2004
                                                 -------------- -------------
                                                  (unaudited)    (unaudited)
Cash Flow from operating activities:
Net loss                                         $  (9,509,049) $ (3,379,151)
Adjustments to reconcile net loss to net cash
used in net operating activities:
Interest on fixed conversion feature                         -       311,358
Depreciation and amortization                           33,043        33,504
Loss on sales of investments                           573,975             -
Impairment loss on investment in available
  for sale securities                                1,156,270             -
Non-cash stock and warrant compensation charge       3,043,837       469,073
Non-cash warrant interest charge                       340,478             -
Non-cash interest payment                               65,289             -
Amortization of common stock for interest
  on notes to related parties                           94,900             -
Amortization of debt discount for preferred stock      472,889             -
Amortization of note discount                           62,937             -
Increase in accounts and advances receivable          (861,452)     (346,330)
Increase in work in process                           (258,019)            -
Increase in deferred compensation                            -        (2,373)
Decrease in prepaid expenses                            (8,128)      (34,886)
Decrease in leases payable                              (2,138)            -
Decrease in inventory                                        -        36,505
Increase (decrease) in accounts payable
 and accrued expenses                                 (100,044)      422,466
Increase in deferred revenue                            48,340             -
                                                 -------------- -------------
Net cash flows used in operating activities         (4,846,872)   (2,489,834)
                                                 -------------- -------------

Cash flows from investing activities:
Purchase of equipment                                  (54,848)      (53,954)
Due from affiliates and associated companies, net       (4,893)      (40,805)
Proceeds from sale of investment in available
  for sale securities                                  466,668             -
                                                 -------------- -------------
Net cash flows provided by (used in)
  investing activities                                 406,927       (94,759)
                                                 -------------- -------------
Cash flow from financing activities:
Increase in committed stock                                  -        50,000
Payments on notes payable - related parties           (130,000)      (14,254)
Proceeds on notes payable - related parties             16,561         1,391
Payments on notes payable                           (1,000,000)     (250,000)
Proceeds from notes payable                                  -     1,380,000
Proceeds for collection of common stock
  subscription receivable                                    -       370,000
Proceeds from issuance of common stock               1,149,960     1,228,000
Preferred stock dividend                               (24,600)            -
Net proceeds from issuance of Series A
  Preferred Stock                                    2,781,000             -
Net proceeds from issuance of Series B
  Preferred Stock                                    4,234,377             -
Offering costs paid on issuance of stock                     -      (184,790)
                                                 -------------- -------------
Net cash flows provided by financing activities      7,027,298     2,580,347
                                                 -------------- -------------

Net increase (decrease) in cash                      2,587,353        (4,246)
Cash, at beginning of period                           358,969       813,189
                                                 -------------- -------------
Cash, at end of period                           $   2,946,322  $    808,943
                                                 ============== =============

Supplemental disclosures of cash flow information

Income taxes paid                                $       3,200  $      2,400
Interest paid                                    $      67,571  $          -

Non Cash Transaction:
 Dividend payable and accrued interest added to
 balance of mandatory convertible redeemable
 stock                                           $      15,200  $          -

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                    IMEDIA INTERNATIONAL INC
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2005

1. ORGANIZATION

General

Hollywood Previews, Inc. ("HPI"), iMedia International's wholly-owned subsidiary, was originally incorporated in California on July 25, 2002 under the name DTV Studios. Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the "Merger Agreement"), a wholly-owned subsidiary of the Company's corporate predecessor, Irvine Pacific Corporation ("IPC") merged with and into Hollywood Previews, Inc. ("HPI"), on August 29, 2003, resulting in HPI becoming a wholly-owned subsidiary of IPC (the "Acquisition"). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 shares of IPC common stock which, immediately following the Acquisition, represented 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all of IPC's outstanding notes immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, IPC had no material operations at the time of the merger. Because the Acquisition resulted in a change of control, with the shareholders of HPI becoming the primary shareholders of IPC, the Acquisition was recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company. Immediately prior to the Acquisition IPC had only nominal assets and liabilities and no current business operations.

IPC was originally incorporated in Colorado on June 10, 1987 under the name of Weston Hotel Corp. The Company had no material operations from shortly after its inception until its Acquisition of HPI, as described above. Shortly after the acquisition, effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, iMedia International, Inc. (the "Company"). This change in IPC's state of incorporation and corporate name was approved by the holders of a majority of IPC's outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.

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

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced net losses from operations for the nine months ended September 30, 2005 of $9,509,049, negative cash flows from operations of $4,846,872 and has an accumulated deficit of $21,906,997 as of September 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern.

During the nine months ended September 30, 2005 the Company has raised $7,015,377, net of costs, through the sale to several accredited investors pursuant to which the Company agreed to sell 3,040 of its shares of Series A-6% Mandatory Redeemable Convertible Preferred Stock and 4,920 shares of its Series B-6% Convertible Preferred Stock along with warrants to purchase its common stock (see Note 11). The Company has also raised $1,149,960 through the sale of common stock and the conversion of warrants to common stock. The Company believes that the funds received are adequate to execute its business plan, the objective of which is to become cash flow positive through the generation of net income.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The consolidated financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 is unaudited and reflects all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The consolidated results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future period. These financial statements and accompanying footnotes should be read in conjunction with the Company's financial statements in the Company's Form 10-KSB for the year ended December 31, 2004.

The Company's results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Basis of Presentation

The consolidated financial statements of iMedia International, Inc. as of September 30, 2005, include the accounts of the Company and its wholly-owned subsidiaries Hollywood Previews, Inc. (a California corporation), iMedia US, LLC (a California limited liability company) and iMedia Nevada, LLC (a Nevada limited liability company). All significant inter-company accounts and transactions have been eliminated in consolidation.

Stock Based Compensation

The Company currently accounts for all stock option grants and warrants to both employees and non employees in accordance with Statement of Financial Accounting Standards ("SFAS") 123 "Accounting for Stock Based Compensation." Accordingly, the Company recognizes compensation expense based on the fair market value of the warrant or option issued.

In December 2002, the Financial Accounting Standards Board ("the FASB") issued Statement SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Revenue Recognition

The Company's major source of revenue is from the creation and duplication of interactive multi-media CD-ROMs from content provided by customers. Revenue is allocated to the creation of the CD-ROMs, and to the duplication of such CD-ROMs, based upon the contract terms and relative fair value of such services to the total contractual revenue. Revenue from the creation of the multi-media interactive CD-ROMs is recognized when completed and upon client acceptance. Revenue from duplication is recognized as the units are delivered.

In accordance with Emerging Issues Task Form ("EITF") Issue 00-21, the Company believes that the multiple deliverables under our customer contracts that relate to the creation of a CD-ROM and duplication of a CD-ROM are two distinct separate units of accounting. Each unit of accounting has a value to the customer on a stand-alone basis. The Company can determine the fair value for the creation of a master and the duplication and delivery of the CD-ROM. The Company's contracts have no right of return once they have been approved by the customer.

In accordance with EITF Issue 99-19 in the fiscal year 2004, the Company recorded sales net of outside advertising agency fees. For the three and nine months ended September 30, 2004 advertising agency fees used to offset sales were $49,632 and $91,985, respectively. In fiscal 2005 the Company did not incur any outside advertising agency fees.

Accounts Receivable

The Company sells its products throughout North America. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of September 30, 2005 (unaudited) and December 31, 2004 no valuation allowance has been recorded against the accounts receivable.

Work in Progress

The Company capitalizes direct material and labor into work in process on projects that have yet to be completed. Total work in process as of September 30, 2005 is $258,019. There was no work in progress as of December 31, 2004.

Earnings (Loss) per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended September 30, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three and nine months ended September 30, 2005 and 2004. For the three and nine months ended September 30, 2005, potentially dilutive securities totaled 21,028,750 and 54,090,355, respectively. For the three and nine months ended September 30, 2004, potentially dilutive securities totaled 1,697,725 and 2,457,066, respectively.

Cash

The Company places its cash in banks in excess of amounts insured by federal agencies. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. As of September 30, 2005 total cash in excess of federally insured amounts by the Company is $2,974,014.

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

In March 2005, the Securities and Exchange Commission Office of the Chief Accountant and its Division of Corporate Finance released Financial Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides interpretive guidance related to the interaction between Statement of Financial Accounting Standards No. 123R "Shared Based Payment" (SFAS 123R) and certain SEC rules and regulations. SAB 107 provides the staff's views regarding the valuation of shared-based payment arrangements for public companies and stresses the importance of including appropriate disclosures within SEC filings, particularly during the transition to SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after September 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" ("APB 20") and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

4. MAJOR CUSTOMERS AND SUPPLIERS

During the three and nine months ended September 30, 2005, three and four major customers accounted for 94% and 92% of total net sales, respectively, whereas for the three and nine months ended September 30, 2004, two major customers accounted for 93% and 75% of total net sales, respectively. During the three and nine months ended September 30, 2005, two vendors accounted for 95% of total purchases, respectively. Whereas for the three and nine months ended September 30, 2004, five vendors accounted for 97% and 80% of total purchases, respectively.

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

The Langley Park shares are registered as a Unit Investment Trust on the LSE. The trading symbol for the shares is LSE:LPI. The shares are quoted in British Pound Sterling. The investment trust consists of a portfolio of common stock of 23 U.S. publicly-traded microcap companies. Langley Park must hold, and cannot sell, short or hedge against its portfolio for a period of two years. One-half of the free-trading Langley Park shares paid to iMedia and the 22 other portfolio companies is being held in an escrow account as downside protection for the trust in the case that any of the portfolio companies should lose market value. At the end of the two-year restriction period, the escrowed shares will be returned to the Company if the trading price of iMedia shares at that time exceeds $1.90, otherwise a portion or all of the escrowed shares will be returned to the trust to adjust for a market loss. If, at the end of the two-year period, the trading price of iMedia shares falls below $0.95, all the escrowed Langley shares will be lost. If, however, the trading price of iMedia shares is more than $0.95 but less than $1.90, only a proportionate amount of the escrowed shares will be lost. During the three months ended March 31, 2005, the Company's share price was below $.95. The Company determined that its entire investment in the escrow shares became permanently impaired. In accordance with SFAS No. 115, the write down of these shares was reflected as a permanent impairment and the previously reflected unrealized loss of $1,130,451 included in accumulated other comprehensive loss as of December 31, 2004 was recorded in the statement of operations, and during 2005, the Company reflected a further impairment loss of $25,819 on the non escrowed shares.

During the nine months ended September 30, 2005, the Company sold 1,883,260 shares of its non-escrow shares, respectively for gross proceeds totaling $257,407 and $466,668, respectively. In connection with the sale of these shares the Company recorded a loss for the three and nine months ended September 30, 2005 of $9,582 and $573,975, respectively, in the statement of operations in other expense.

As of September 30, 2005 all Langley non escrowed shares had been sold.

6. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company entered into employment agreements with Mr. MacEachern, Mr. Kapp and Mr. Unruh on August 1, 2003. Each officer is compensated $18,000 annually in addition to compensation received through iPublishing, Inc as described below. The agreements may be terminated by the Company or employee upon 14 days written notice.

The Company entered into a consulting and independent contractor agreement with iPublishing, Inc. on July 15, 2003. The agreement specifies monthly payments totaling $40,500 for the combined executive management services of the Company's Chief Executive Officer, President and Chief Financial Officer. In October 2004, this amount was increased to $47,500 per month, in April 2005 increased to $50,000 per month and in September 2005 to $55,000 per month. The Company may terminate the agreement upon 30-days written notice. Total compensation paid for the three and nine months ended September 30, 2005 and 2004 is $155,000 and $447,500, respectively, and $121,500 and $364,500, respectively.

The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholders, Investment Advisory Group, Inc. and Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 each for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the three and nine months ended September 30, 2005 and 2004 is $81,000 and $242,000, respectively, and $81,000 and $364,500, respectively.

On September 20, 2005 the Company entered into a two year employment agreement with an individual to be the president of its newspaper syndication division. The Company will pay this individual a salary of $200,000 per year including the opportunity to earn warrants or options to acquire up to 2,000,000 shares. 500,000 warrants or options will vest after each successive six months of service.

Service Agreement

On August 5, 2005 the Company entered into an agreement through December 31, 2010 with a newspaper content provider to be an exclusive representative for the Company in marketing the Company's discs including "Hollywood Previews" to newspapers and to newspaper websites throughout the world. For these services the Company is obligated to pay a per unit fee for iMedia discs of no less than $12,000 per month against a per unit fee. The Company is in the process of renegotiating this contract however, until the contract is renegotiated the terms remain in place. For the nine months ended September 30, 2005 the Company has paid $24,000 on this contract.

7. CONVERTIBLE NOTES PAYABLE

On September 1, 2004 the Company closed on two short-term convertible notes payable to MicroCapital Fund, LP and MicroCapital Fund LTD (separately and collectively "Lenders"). The Company borrowed the aggregate amount of $1,000,000 payable to Lenders in 120 days. The notes bore simple interest of 15%. As an incentive to make the loan, Lenders were issued 5-year warrants to purchase up to the aggregate of 1,111,000 shares of common stock at $0.90 per share. Pursuant to the terms of the Notes, the Company had the right to repay the notes at maturity, or Lenders may exercise an option to convert any portion of the notes into common shares at the price of $0.60 per share up to a maximum of 1,666,666 common shares. The Company had the right to force a conversion at the price of $0.20 per share, or 5,000,000 shares subject to the Company meeting certain required disclosure conditions.

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

The Company allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $247,473 and was recognized as interest expense over the period until the notes mature or are converted. During the year ended December 31, 2004, the Company recognized the entire $247,473 as interest expense related to the accretion of the debt discount.

On December 30, 2004 Lenders agreed to extend the loan to April 30, 2005 under similar terms, except that, under the terms of the amendment, the price that Lenders may have exercised an option to convert any portion of the notes into common shares is $0.60 per share up to a maximum of 1,666,666 common shares and the Company's right to force conversion at price is lowered to $0.16 per share, or 6,250,000 shares. Due to the amendment, the additional amount allocated to the warrants as debt discount is $62,937 and was fully amortized and recognized as interest expense during the nine months ended September 30, 2005.

In the second quarter of 2005, the Company was granted an additional repayment extension. The Company issued the Lender 555,556 additional warrants in connection with this extension. These warrants were valued at $340,478 and are reflected as interest expense during the nine months ended September 30, 2005.

In the second quarter of 2005 these notes were repaid in their entirety.

8. PAYABLES TO RELATED PARTIES

On July 20, 2004, the Company closed three short-term loans totaling $130,000. These loans were made to the Company by parties related to the Company and/or its officers or directors and each was evidenced by a promissory note (each, a "Related Party Note"). Each Related Party Note had identical terms and conditions, although the note amounts varied. The notes had a term of 90 days and bore interest at 8% per annum. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share were issued to the lenders as an incentive to make the loans (see Note 11). On December 31, 2004 the Related Party Notes were amended and the loans were extended until April 30, 2005. In exchange for waiving the interest payments on the original notes, the 130,000 two year warrants were cancelled and the Company authorized the issuance of 130,000 common shares in January 2005 (see
Note 10). At December 31, 2004 the committed stock was valued at $94,900. During the nine months ended September 30, 2005 the deferred interest of $94,900 had been amortized to interest expense.

On May 26, 2005 the Company paid $130,000 to satisfy its "Payable to related parties".

9. PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock.   The
following types of preferred stock has been issued:

Series A - Mandatory Redeemable Convertible Preferred Stock

The following is a brief descriptive summary of the principal terms, rights and obligations of the Company's Series A-6% Convertible Preferred Stock (" the Series A - Preferred Stock"):

Dividends. Holders of the Series A - Preferred Stock shall be entitled to receive cumulative dividends of 6% per annum, based on the stated value of $1,000 per share of Preferred Stock, payable quarterly on March 1, June 1, September 1 and December 1, with the first payment due on June 1, 2005. The Company has the right to elect to pay the 6% preferred dividend in common stock in lieu of cash. In the event Company elects to pay the preferred dividend in common stock, dividends are calculated by dividing the quarterly dividend by the sum of the discounted Value Weighted Average Pricing ("VWAP") for the 20 trading days preceding day the preferred dividend is paid. If the underlying shares have been registered for trading with the Securities and Exchange Commission (the "SEC"), then the discount rate of the VWAP is 10%.
If the shares have not been registered for trading with the SEC, then the discount rate of the VWAP is 30%. If for some reason the dividend is not paid within three trading days of the dividend payment date, interest accrues at the rate of 18% annually

Voting Rights. Except as otherwise required by law, a holder of shares Series A - Preferred Stock does not have the right to vote on matters that come before the Company's stockholders. However, the Company may not authorize or create any class of stock ranking senior to, or otherwise pari passu with, Preferred Stock with respect to dividends, redemption or distribution of assets upon a liquidation.

Liquidation Preference. In the event of a dissolution or winding up of the Company, each holder of the Series A - Preferred Stock is entitled to a liquidation preference of $1,000 per share of Series A - Preferred Stock held plus any declared but unpaid dividends on such share, prior to any payment to the holders of the Company's common stock or any other stock of Company ranking junior to the Series A - Preferred Stock with regard to any distribution of assets upon liquidation, dissolution or winding up of the Company.

Conversion. Shares of the Series-A Preferred Stock may, at the option of the holder, be converted at any time or from time to time into shares of common stock at the initial conversion price of $0.40 per share, subject to adjustment; provided, that a holder of Series A - Preferred Stock may at any given time convert only up to that number of shares of Series A - Preferred Stock so that, upon conversion, the aggregate beneficial ownership of common stock of such holder and all persons affiliated with such holders does not exceed 4.99% of the then outstanding common stock. The number of shares into which one share of Stock shall be convertible shall be determined by dividing $1,000 by the then existing conversion price.

The conversion price may be reduced if the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect (other than in connection with an acquisition of the securities, assets or business of another company, joint ventures and employee stock options).

Redemption. The Registrant is to redeem all of the then outstanding shares of Series A - Preferred Stock on May 23, 2007. If the shares underlying the Series A - Preferred Stock are registered and the Company 's stock price trades above $1.25 for a period of thirty consecutive days with average daily volume for 20 consecutive days of 100,000 shares per day the Company may force the holders of the Series A- Preferred Stock to convert into Common Stock.

On May 23, 2005, the Company's Board of Directors authorized the issuance of 7,200 shares of Series A - Preferred Stock. On the same date, the Company entered into a Purchase Agreement with several accredited investors (the "Purchasers") pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, 3,040 shares of Series A - Preferred Stock for an aggregate of $3,040,000. The Series A - Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date. The Preferred Stock is therefore classified as a long term liability on the balance sheet due to the redemption feature. Net proceeds received by the Company after closing costs of $259,000, was $2,781,000. The $259,000 of closing costs has been reflected as debt discount.

The Series A - Preferred Stock contains certain conversion features and 16,217,950 warrants at varying terms and exercise prices were issued in conjunction with the Preferred Stock pursuant to the Purchaser's respective purchase agreements. Based upon the existence of these features, the Company determined that a debt discount was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the beneficial conversion feature. The total value of the warrants associated with this Preferred Stock offering was valued at $9,979,966 based upon the Black Scholes pricing model using assumptions discussed in Note 11 and the beneficial conversion feature was valued at $3,415,730. As the value of the warrants and the beneficial conversion feature exceeded the total offering proceeds, the amount allocated to the warrants and the beneficial conversion feature was limited to the amount of the Series A - Preferred Stock. Therefore the Company recorded a debt discount of $2,781,000 relating to the issuance of the warrants.

The debt discount has been recorded as a valuation allowance against the Series A - Preferred Stock and is being amortized to interest expense over the redemption feature of 24 months. For the three and nine months ended September 30, 2005 amortization of the debt discount recorded to interest expense is $380,001 and $472,890, respectively. The Company expensed Series A Preferred Stock dividends of $84,584 during the nine months ended September 30, 2005 through the issuance of 130,577 shares of common stock, cash of $4,095 and accrued interest of $15,200. This amount was recorded to interest expense. Recorded in the Series A - Preferred Stock dividend is a penalty of $201 for late payments of the June 1, 2005 dividends.

The Company elected to withhold the filing of its registration statement for its Series - A Preferred Stock and warrants until it could close on its Series
- B Preferred Stock offering. Therefore, the Company did not file its registration statement until September 29, 2005. In accordance with the Series A - Preferred Stock agreement liquidated damages were assessed at the rate of 2% per month as the registration was not filed by July 7, 2005. As such, the Company was 84 days late in filing its registration statement. The Company has accrued $170,240 associated with these liquidated damages and has recorded this amount in interest expense for the nine months ended September 30, 2005 (See Note 10).

Series B - Convertible Preferred Stock

The following is a brief descriptive summary of the principal terms, rights and obligations of the Company's Series B Convertible Preferred Stock ("The Series B - Preferred Stock") issued on August 22, 2005 ("Original Issue Date"):

Dividends. Holders of the Series B - Preferred Stock shall be entitled to receive cumulative dividends based on the stated value of $1,000 per share of Series B - Preferred Stock at the rate of 6% per annum until August 22, 2009, 9% per annum from August 22, 2009 until August 22, 2010 and 14% from the August 22, 2010 until the Series B- Preferred Stock is no longer outstanding. Dividends will be payable quarterly on March 1, June 1, September 1 and December 1, with the first payment due on December 1. Pursuant to the terms of the Series B-Preferred Stock Certificate of Designation, if the Company does not have in effect a policy of directors and officers liability insurance by February 20, 2006, or if the Corporation shall not have appointed a new Chief Financial Officer ("CFO") prior to November 18, 2005, then dividends accrue and are payable at a rate of 9% per annum in lieu of 6% per annum during the occurrence and during the continuance of either of the foregoing events. The Company has plans to hire a new CFO in the near future and intends to request a waiver from the holders of its Series B- Preferred Stock with respect to any penalties resulting from the appointment of the CFO after the deadline of November 18, 2005. The Company has the right to elect to pay the 6% preferred dividend in common stock in lieu of cash. In the event Company elects to pay the preferred dividend in common stock, dividends are calculated by dividing the quarterly dividend by the sum of the discounted Value Weighted Average Pricing ("VWAP") for the 20 trading days preceding day the preferred dividend is paid. If the underlying shares have been registered for trading with the SEC, then the discount rate of the VWAP is 10%. If the shares have not been registered for trading with the SEC, then the discount rate of the VWAP is 30%. If for some reason the dividend is not paid within three trading days of the dividend payment date, then interest accrues at the rate of 18% annually.

Voting Rights. Except as otherwise required by law, a holder of shares of Series B - Preferred Stock does not have the right to vote on matters that come before the Company's stockholders. However, the Company may not authorize or create any class of stock ranking senior to, or otherwise pari passu with, the Series B - Preferred Stock with respect to dividends, redemption or distribution of assets upon a liquidation.

Liquidation Preference. In the event of a dissolution or winding up of the Registrant, each holder of the Series B- Preferred Stock is entitled to a liquidation preference of $1,000 per share of Series B - Preferred Stock held plus any declared but unpaid dividends on such share, after distribution or payment to the holders of the Company's Series B - Preferred Stock and prior to any payment to the holders of the Company's common stock or any other stock of the Company ranking junior to the Series B - Preferred Stock with regard to any distribution of assets upon liquidation, dissolution or winding up of the Company.

Conversion. Shares of Series B - Preferred Stock may, at the option of the holder, be converted at any time or from time to time into shares of common stock at the initial conversion price of $0.40 per share, subject to adjustment; provided, that a holder of Series B - Preferred Stock may at any given time convert only up to that number of shares of Series B - Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the common stock of such holder and all persons affiliated with such holders does not exceed 4.99% of the then outstanding common stock. The number of shares into which one share of Series B Stock shall be convertible shall be determined by dividing $1,000 by the then existing conversion price.

The conversion price may be reduced if the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect (other than in connection with an acquisition of the securities, assets or business of another company, joint ventures and employee stock options).

Forced Conversion. If the shares underlying the Series B - Preferred Stock are registered and the Company's stock price trades above $1.25 for a period of thirty consecutive days with average daily volume for 20 consecutive days of 100,000 shares per day the Company may force the holders of Series B Convertible Preferred Stock to convert into Common Stock.

On August 22, 2005, the Company entered into a Purchase Agreement with 36 accredited investors (the "Purchasers") pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, $4,920,000 in shares of Series B - Convertible Preferred Stock and warrants to purchase up to 14,760,000 shares of common stock. The Warrants are exercisable for five years at $0.60 per share.

The Series B Convertible Preferred Stock contains certain conversion features and 14,760,000 warrants that were issued in conjunction with the Preferred Stock pursuant to the Purchaser's respective purchase agreements. In addition 1,211,250 warrants, valued at $412,845 were issued and $685,623 of cash was paid as commissions for the placement of the Series B Convertible Preferred
Stock.   Based upon the existence of these conversion features and warrants issued, the Company determined that a preferred stock beneficial conversion feature was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the effect of the beneficial conversion feature. The total value of the warrants attached to this Preferred Stock offering was valued at $5,981,400 based upon the Black Scholes pricing model using assumptions discussed in Note 11. The beneficial conversion feature was valued at $3,821,532. Since the warrant value is greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions, the beneficial conversion feature is limited to the net value of the preferred stock of $3,821,532. In accordance with EITF Issue 98-5 since the holders of the Series B Convertible Preferred Stock may convert at anytime the preferred stock beneficial conversion feature of $3,821,532 has been amortized in full against retained earnings as of September 30, 2005.

As required by the Series B Convertible Preferred stock dividend the Company has accrued $24,600 of dividends in common stock during the nine months ended September 30, 2005.


10. COMMON STOCK TRANSACTIONS

Common Stock and Warrants Registered

On September 28, 2005 the Company filed an registration statement on Form SB-2 with the Securities and Exchange Commission ("SEC") to register for resale by certain selling shareholders 54,525,488 common shares, including common shares underlying warrants, common shares underlying Series A - Preferred Stock and Series B - Preferred Stock and common shares underlying warrants issued in connection with Series A and Series B - Preferred Stock held by such selling shareholder. As of November 17, 2005 this registration statement has not been declared effective.

Common Stock Issued

A total of 130,000 shares of common stock were issued to related parties in connection with the cancellation of $94,900 of accrued interest on the Related Party Notes recorded as "Payables to Related Parties" (See Note 8).

An individual investor purchased 30,000 shares of common stock during the nine months ended September 30, 2005 for $15,000.

See Note 11 for common stock issued for cash of $1,134,960 from the exercise of 2,874,119 warrants.

On August 25, 2005 the Company issued to an investment banking group 43,253 common shares to settle a dispute over outstanding investment banking over-ride commissions.

On September 1, 2005, the Company issued 130,577 shares of common stock for $65,289 in order to satisfy the Series A - Preferred Stock dividend.

On September 23, 2005, the Company issued 62,500 shares of common stock at a per share price of $.60 for legal services rendered.

In September 2005 the Company issued 6,097 shares of common stock for commissions.

In accordance with the Series A - Preferred stock purchase agreement a Registration Statement on Form SB-2 was required to be filed with the SEC by July 7, 2005. If the SB-2 was not filed by July 7, 2005 liquidated damages in the amount of 2% per month is to be paid to the Series A - Preferred Stock holders by the Company. The total value of the liquidated damages was
$170,240.   During the three months ended September 30, 2005 the Company paid the $170,240 fine with a combination of $50,400 in cash, and 476,873 shares of common stock. As of September 30, 2005 these shares have yet to be issued.


Common Stock Subscriptions

During the nine months ended September 30, 2005 the Company canceled a stock subscription receivable of $580,000 for 580,000 shares.


Warrants exercised for Common Stock converted to Common Stock

In March 2005, the Company offered holders of certain one-year warrants to purchase common stock the opportunity to exercise such warrants at discounted price of $.40 per share. At the time of the offer the market price of the Company's common stock was approximately $.50 per share, and there was little trading volume. During the three months and nine months ended September 30, 2005 certain warrant holders took advantage of this opportunity and exercised warrants for 1,774,600 and 2,874,119 shares of common stock, respectively. Total proceeds from these warrant conversions for the nine months ended September 30, 2005 is $1,134,960, respectively. For the three months ended September 30, 2005 there were no proceeds from the exercise of these warrants.

Common Stock issued for Services

During the nine months ended September 30, 2005 the Company issued a total of 2,745,000 restricted shares for services as follows:

2,510,000 restricted shares were issued to various consultants for services to be provided over various periods, such services were valued at $1,633,000 of which $179,838 and $1,453,163 is recognized as consulting expense in general and administrative expense for the three and nine months ended September 30, 2005, respectively, and $179,837 is recorded as deferred compensation on the balance sheet.

235,000 restricted shares were issued to staff as incentive bonuses, valued at $293,750 and is recorded as compensation expense in general and administrative expense during the nine months ended September 30, 2005.

11. WARRANTS

Compensation Warrants

During the nine months ended September 30, 2005 the Company issued a total of 1,082,500 warrants to purchase common stock as consideration for services provided, as follows:

In January, 2005, the Company issued five year warrants to purchase 350,000 shares of its common stock to a consultant for advisory services for a two year term at an exercise price of $.40 per share. The common stock price at issue was $1.10. Total value of these warrants is $312,364. The warrant value was calculated using the Black-Scholes method using the following assumptions of 78% volatility, $1.10 share price, risk free interest rate of 3.68% and zero dividend yields. As of September 30, 2005, $201,735 of deferred compensation associated with these warrants is on the balance sheet of the Company. For the three and nine months ended September 30, 2005 the Company amortized deferred compensation of $39,046 and $110,630, respectively to compensation expense.

In March, 2005, the Company issued three year warrants to purchase 500,000 shares of its common stock to a consultant for marketing services for a one year term at an exercise price of $1.00 effective March 29, 2005. The common stock price at issue was $1.03. Total value of these warrants is $353,614. The warrant value was calculated using the Black-Scholes method using the following assumptions of 111% volatility, $1.03 share price, risk free interest rate of 3.76% and zero dividend yields. As of September 30, 2005, $176,807 of deferred compensation associated with these warrants is on the balance sheet of the Company. For the three months and nine months ended September 30, 2005 Company amortized deferred compensation of $88,404 and $176,808 to compensation expense.

In April 2005, the Company issued warrants to purchase 100,000 shares of common stock for legal services in the second quarter of 2005. Total value of this warrant is $83,584 and is recorded in general and administrative expense as compensation on the statement of operations for the nine months ended September 30, 2005. The warrant has a strike price of $.40 per share and a term of three years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 117% volatility, $.1.01 share price, risk free interest rate of 3.65% and zero dividend yield.

On August 15, 2005, the Company issued warrants to purchase 132,500 shares of common stock for consulting services in the third quarter of 2005. Total value of this warrant is $62,634 and is recorded in general and administrative expense as compensation on the statement of operations for the three and nine months ended September 30, 2005. The warrant has a strike price of $.40 per share and a term of four years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 107% volatility, $.60 share price, risk free interest rate of 3.50% and zero dividend yield.

Prior Investors Warrants

In February 2005, the Company issued a total of 5,969,234 out-of-the-money warrants to purchase additional shares of common stock to approximately 40 investors to the Company's prior private placements. The Company issued these warrants due to the illiquidity experienced by these investors while it was experiencing delays in obtaining its OTC-BB listing. 2,984,617 warrants are exercisable at the price of $1.00 per share, and 2,984,617 of these warrants are exercisable at the price of $1.25 per share. Each warrant issued was for a one-year term and will expire on February 2, 2006. At the date the warrants were issued, the market price of the Company's common stock was $.80 per share. The value of the warrants was calculated at $439,819 using the Black - Scholes method and is recorded as an expense in the statement of operations for the nine months ended September 30, 2005.

Replacement Warrants

In March 2005, the Company offered holders of certain one-year warrants the opportunity to exercise these warrants at a discounted price of $.40 per share, which was at a discount to the warrant exercise price. At the time of the offer, the market price of the Company's common stock was approximately $.50 per share, and there was little trading volume. For the nine months ended September 30, 2005 certain warrant holders took advantage of this opportunity and exercised warrants for 2,874,119 shares of common stock for total proceeds to the Company of $1,134,960. As a condition to the agreement, for each warrant exercised, the Company issued a replacement warrant as of September 30, 2005. In all, the Company issued to these holders of one year warrants 1,437,060 replacement warrants with an exercise price of $1.25 to these holders and 1,437,059 replacement warrants with an exercise price of $1.00. These replacement warrants will expire on September 30, 2006. The total value of the 1,437,059 warrants with a strike price of $1 per share is $181,056, calculated using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. The total value of the 1,437,060 warrants with a strike price of $1.25 is $148,049, using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. Total value of all warrants issued for this transaction is $329,105 and is accounted for as compensation in general and administrative expense in the accompanying financial statements. There were no commissions paid in conjunction with these warrants.

Sales of Preferred Stock and Accompanying Warrants

Series A Mandatory Redeemable/Convertible Preferred Stock
----------------------------------------------------------

   In connection with the Company's sale of its Series A - Preferred Stock the Company issued the following warrants:

   Warrants to purchase up to 7,600,000 shares at a strike price of $.60 per share with a term of 5 years expiring on May 23, 2010. Total value of these warrants is $5,866,967. The warrant value was calculated using the Black-Scholes method using the following assumptions of 120% volatility, expected life of 5 years, $.89 share price, risk free interest rate of 3.83% and zero dividend yields.

   Warrants to purchase up to 6,000,000 shares ("Green Shoe Warrants"). The Green Shoe Warrants have a two year term and expire on May 23, 2007. Of the 6,000,000 warrants, 3,000,000 warrants are at a strike price of $.40. Total value of these 3,000,000 warrants is $1,989,665. The warrant value was calculated using the Black-Scholes method using the following assumptions of 114% volatility, expected life of 2 years $.89 share price, risk free interest rate of 3.65% and zero dividend yields. The remaining 3,000,000 have a strike price of $.60 per share. Total value of these remaining warrants is $1,846,058. The warrant value was calculated using the Black-Scholes method using the following assumptions of 120% volatility, $.89 share price, risk free interest rate of 3.65% and zero dividend yields.

   In addition, the Company paid certain offering commissions to a total of eight investment banking firms and individuals in connection with the issuance of its Series A - Preferred Stock through the issuance of warrants to purchase up to 2,717,950 shares of its common stock. The warrants were issued at strike prices ranging from $1.00 per share to $.40 per share and terms ranging from 5 years to 1 year. The value of these warrants is $440,835. The warrant value was calculated using the Black-Scholes method using the following assumptions of 125% volatility, using an average life of 1 to 5 years, $.47 share price, risk free interest rate ranging from of 3.50% to 3.65% and a zero dividend yield. The warrant values were offset against the value of the Series A - Preferred Stock and the value of this Series A - Preferred Stock is being accreted to the redemption value over the term of the mandatory redemption period on the interest method.

Series B - Preferred Stock
--------------------------

   In connection with the Company's sale of its Series B - Preferred Stock the Company issued the following warrants:

   Warrants to purchase up to 14,760,000 shares at a strike price of $.60 per share with a term of 5 years expiring on August 22, 2010. Total value of these warrants is $5,981,400. The warrant value was calculated using the Black-Scholes method using the following assumptions of 108% volatility, expected life of 5 years, $.52 share price, risk free interest rate of 3.83% and zero dividend yields.

   In addition, the Company paid certain offering commissions to two investment banking firms in connection with the issuance of its Series B - Preferred Stock through the issuance of warrants to purchase up to 1,211,250 shares of its common stock. The warrants were issued at strike prices of $.40 per share expiring on August 22, 2009. The value of these warrants is $412,845. The warrant value was calculated using the Black-Scholes method using the following assumptions of 108% volatility, expected life of 4 years, $.45 share price, risk free interest rate ranging of 3.83% and a zero dividend yield.

Holders of warrants issued in the Series A - Preferred Stock and Series B - Preferred Stock financings may only exercise warrants with a "cashless exercise" provision if, after one year from the date of issuance of the warrants (May 24th, 2006 and August 28th, 2006 for Series A - Preferred Stock and Series B - Preferred Stock holders, respectively), there is no effective registration statement or no current prospectus available for resale by the Holder of the shares underlying such warrants.

12. RELATED PARTY TRANSACTIONS

The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholders, Investment Advisory Group, Inc. and Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the three and nine months ended September 30, 2005 and 2004 is $81,000 and $242,000, and $81,000 and $364,500, respectively.

See Note 8 "Payables to Related Parties".

Licensing Agreement

iPublishing licensed to the Company the exclusive rights to use its intellectual property. The Company is obliged to pay iPublishing a royalty of 5% of the gross margin, defined as gross revenues less cost of goods, associated with revenue earned that uses or relies upon the Licensor's intellectual property in any form. For the three and nine months ended September 30, 2005 the Company paid royalties of $7,927 and $29,717, respectively to iPublishing. For the three and nine months ended September 30, 2004 the Company paid $4,338 and $13,038, respectively. Licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as the Company remains in operation. There are no minimum performance stipulations in the License Agreement. The license term is for 99 years beginning April, 2003.

Executive Compensation paid to Affiliate

For the three and nine months ended September 30, 2005 the Company, in lieu of salary to three executive officers, paid an affiliated Company iPublishing, $155,000 and $447,500, respectively. These payments are recorded as management compensation expense in the accompanying statement of operations for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2004 the Company, in lieu of salaries to three executive officers paid $121,500 and $364,500, respectively.

13. LITIGATION

The Company may from time to time become involved in various legal cases arising in the ordinary course of business. Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or its financial condition.

In July 2005, the Company received an arbitration demand arising from a contractual dispute raised by a former financial advisor of the Company. The amount in dispute is approximately $60,000, plus legal fees, which the former advisor believes is owed to it pursuant to services conducted on behalf of the Company under its engagement agreement. The Company settled with this advisor for 43,252 shares of common stock which has been reflected in the statement of operations in general and administrative expenses for the nine months ended September 30, 2005.

14. SALES BACKLOG

In addition to the reported sales from the Company for the three months and nine months ended September 30, 2005 of $970,165 and $3,117,516, respectively, the Company has executed sales contracts of approximately $3.2 million. The Company anticipates recognizing the revenue on its executed sales contracts in final quarter of 2005.

15. SUBSEQUENT EVENT

On November 8, 2005 the Company received a comment letter from the SEC with respect to its Registration on Form SB-2 filed on September 28, 2005. As part of that comment letter the SEC required, among other things, further clarification on the accounting for the Company's Series A - Preferred Stock and the accounting for previous investments in other entities. The results of the SEC comment process with respect to the SB-2 may require the Company to amend its prior filed financial statements and this 10-QSB. The Company is in the process of evaluating the SEC's comments and responding to the SEC's questions.

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

FORWARD LOOKING STATEMENTS

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

OVERVIEW

Hollywood Previews, Inc. ("HPI"), iMedia International's wholly-owned subsidiary, was originally incorporated in California on July 25, 2002 under the name DTV Studios. Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the "Merger Agreement"), a wholly-owned subsidiary of the Company's corporate predecessor, Irvine Pacific Corporation ("IPC") merged with and into Hollywood Previews, Inc. ("HPI"), on August 29, 2003, resulting in HPI becoming a wholly-owned subsidiary of IPC (the "Acquisition"). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 shares of IPC common stock which, immediately following the Acquisition, represented 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all of IPC's outstanding notes immediately prior to the Acquisition). Although HPI became a wholly-owned subsidiary following the Acquisition, IPC had no material operations at the time of the merger. Because the Acquisition resulted in a change of control, with the shareholders of HPI becoming the primary shareholders of IPC, the Acquisition was recorded as a "reverse merger" whereby HPI is considered to be the accounting acquirer of the Company. Immediately prior to the Acquisition IPC had only nominal assets and liabilities and no current business operations.

IPC was originally incorporated in Colorado on June 10, 1987 under the name of Weston Hotel Corp. The Company had no material operations from shortly after its inception until its Acquisition of HPI, as described above. Shortly after the acquisition, effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, iMedia International, Inc. (the "Company"). This change in IPC's state of incorporation and corporate name was approved by the holders of a majority of IPC's outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.

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

At the time of the Acquisition HPI held an exclusive license (the "License") from iPublishing, Inc. ("iPublishing"), an affiliate of the Company, to use iPublishing's intellectual property (the "iPublishing Technology"). iPublishing's three shareholders, David MacEachern, Scott Kapp and Franklin Unruh (each of whom own approximately 33% of the outstanding securities of iPublishing), are each officers and directors of the Company. The sole consideration for the License was a royalty arrangement pursuant to which iPublishing receives 5% of Gross Margin annually, generated by disks produced by the Company using the iPublishing Technology. Because the License is exclusive, iPublishing may not license or assign any of its intellectual property to any other party and may not compete with the Company. It is the Company's intention to permanently acquiring ownership of the iPublishing Technology at some point in the future when operations and revenue have stabilized. In connection with the License, HPI purchased all of iPublishing's personal property and equipment, which iPublishing had previously purchased from one of its shareholders and officers. The purchase transaction has been accounted for at the carry-over basis of the assets, valued at $71,196, at which they were obtained by the shareholder/officer of iPublishing. HPI has since transferred the License to its parent, the Company. The iPublishing Technology consists of various proprietary procedures, codes, technologies, copyrights, trademarks and brands, along with the proprietary suite of mastering software used to create our CD-ROM and DVD-ROM products.

Under the terms of the License, the Company is obligated to use its best efforts to commercially exploit the License and the iPublishing Technology to create a royalty-stream that will allow iPublishing and its preferred shareholder, Franklin Unruh, to service and retire certain debt obligations encumbered as a result of his acquisition of the iPublishing Technology. The iPublishing Technology was obtained by Mr. Unruh through a UCC 9504 "Transfer in Lieu of Foreclosure" resulting from a default on certain indebtedness to Mr. Unruh by Mod Studios Inc, a Delaware corporation. At the time of the transfer, Mod Studios Inc. was owned by Messers. Unruh, MacEachern and Kapp. On April 3, 2003, Mod Studios, Inc. transferred to Mr. Unruh all of its physical assets (including a variety of computers, servers, office equipment, supplies and furnishings previously used by MOD Studios in the operation of its business) having a book value of $71,196 (unaudited) and the iPublishing Technology with a book value of $0 (unaudited). The transfer was due to MOD Studios' non-payment of certain notes payable to Mr. Unruh. The notes payable totaled $393,331 (unaudited) at the time of the transfer. On April 4, 2003, Mr. Unruh then sold the iPublishing Technology to iPublishing in exchange for an equity interest in iPublishing, and sold the physical assets to iPublishing in exchange for a note from the Company in the principal amount of $71,196.

The Company and iPublishing are currently negotiating of the acquisition of the ownership rights in the iPublishing Technology, and are in the process of determining the fair market value thereof.

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

The majority of the Company's revenues to date have been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews(TM) Entertainment iMagazine(TM). We also intend to begin sales efforts with respect to our proprietary data and usage report technology which has the ability to monitor the navigation of users on our Hollywood Previews(TM) Entertainment iMagazine(TM), and our other custom disc products.

The Company is a holding company doing business through various operating subsidiaries which include Hollywood Previews, Inc. (A California Corporation), iMedia US, LLC (A California Limited Liability Company) and iMedia Nevada, LLC (A Nevada Limited Liability Company). We formed iMedia US, LLC, a California limited liability company as a wholly owned subsidiary on December 24, 2003 to serve as our primary operating unit for developing custom publications and special edition discs.

Strategic Distribution Partners

Our strategic distribution partners for Hollywood Previews(TM) Entertainment iMagazine(TM) and our custom discs currently include the Los Angeles Times, a large metropolitan newspaper, Amazon.com, an online retailer, and Universal Press Syndicate, a syndicate of content to the newspaper industry. We anticipate that in the future a majority of our new distribution sources will be as a result of sales representation by Universal Press Syndicate to their affiliated group of newspaper clients. Through Universal Press Syndicate, we are currently negotiating additional distribution agreements with several major metropolitan newspapers, but have not yet formalized or completed these negotiations.

We are currently underwriting the costs involved in the distribution of Hollywood Previews(TM) Entertainment iMagazine(TM) with the Los Angeles Times and Amazon.com. We incurred costs of $283,043 and $366,326 for the three and nine month periods ending September 30, 2005 respectively. We anticipate that we will continue to subsidize costs, with our current cash resources, related to the above distribution until such time as advertising revenues exceed production and distribution costs. We do not anticipate substantial underwriting or subsidizing of revenue shortfalls as we expand to new distribution markets or launch new proprietary brand publications. We are planning on having each new distribution partner cover any revenue shortfall that may occur during our expansion, or delay the launch of any new market or publication until profitability can be assured.

While the Company expects that it will continue to secure new distribution partnerships with other metropolitan U.S. newspapers, the newspaper industry in general is currently in a state of flux as these companies look for new ways to increase advertising revenues, and stop the recent and substantive trend in circulation loss. Although the Company believes that these trends will benefit the Company in the long term, current disruptions within the industry could prove to have the affect of delaying the Company's ability to integrate their business plan with these newspapers as strategic distribution partners.

Custom Discs

A major portion of our efforts and resources are spent on the development of special edition and custom interactive publications for a variety of industries and corporate clientele. We are continually improving and advancing our custom disc products in order to integrate developing technologies. These technologies and services can be incorporated into the Company's existing products and then offered to clients on a custom basis. Each of these new technologies and services constitute opportunities for new or additional revenue streams. As technology advances allow, we will continue to incorporate and integrate other forms of digital media into our products and services that will allow us to expand our revenue streams without changing our underlying products, services or business models.

We anticipate that the custom disc market will continue to constitute a significant part of our future revenues. We have identified and have developed new products specifically targeted to new custom disc industries and sectors, including entertainment, sports, travel, information, medical, wireless, automotive and direct marketing. These new products include various digital communication services such as voicecasting, e-mail campaigns, data management and call center support. We intend to use a portion of our capital on an ongoing basis to develop these new target markets.

PLAN OF OPERATION

For the remainder of the current fiscal year we intend to focus on the following primary objectives:

    . Continued development and publication of Hollywood Previews(TM) Entertainment Magazine.
    . Establishing strategic distribution partners in various information dissemination industries.
    . Identification and development of specialty and custom disc customers, industry sectors and content.

RESULTS OF OPERATIONS

Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale to advertisers and content providers of the Company's proprietary usage report that monitors the use of publications by their audiences.

The consolidated financial statements of iMedia International Inc., as of September 30, 2005 include the accounts of the Company and its wholly owned subsidiaries Hollywood Previews, Inc. (a California corporation), iMedia US, LLC (a California limited liability company) and iMedia Nevada, LLC (a Nevada limited liability company).

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

When publishing our proprietary publications like Hollywood Previews, we are required to subsidize any shortfalls that occur when we make a distribution for which there is insufficient revenue to offset costs. As with any traditional magazine publisher, we must evidence our ability to meet our distribution schedule prior to being able to securing advertising commitments or sponsorships. We are currently underwriting the shortfalls involved in the distribution of Hollywood Previews with the Los Angeles Times and Amazon.com where advertising revenues fall short of production and distribution costs.
We incurred costs of $283,043 and $366,326 to cover such shortfalls for the three and nine month periods ending September 30, 2005 respectively. We anticipate that we will continue to subsidize costs related to the above distributions, with our existing cash resources, until such time as advertising revenues exceed production and distribution costs, however the amount of these revenue shortfalls should begin to decline as new advertisers and sponsors are secured.

The following discussion is based on a comparison of the Company's operations for the nine months ended September 30, 2005 to the nine months ended September 30, 2004:

Sales

Net sales increased $1,435,547 or 85% for the nine months ended September 30, 2005 to $3,117,516 from $1,681,969 for the nine months ended September 30, 2004.

The increase in sales for the nine months September 30, 2005 versus the same time period in September 30, 2004 is primarily due to an increase in our customer base as a result of the implementation of our marketing plan. Our customer base increased from approximately 13 customers through the nine months ended 2004 to approximately 36 customers in the comparable period in 2005. Our sales consisted mainly of custom digital solutions that augmented our various customers marketing and advertising programs. As of September 30, 2005 we have a sales backlog of approximately $3.2 million, which we expect to recognize mainly in the fourth quarter of 2005. In 2004 our sales backlog was comparatively insignificant. In the nine months period ended September 30, 2005 our customer base consisted of several diverse industries operating domestically and abroad in a variety of industries. These industries include television, broadcast, casinos and gaming, travel, entertainment, automotive and financial services. As noted above, we believe that, in the future, sales will not continue to be concentrated on any one or a few clients or industries. We continue to have repeat business with many of our original customers. These repeat orders tend to become progressively larger as our products are tested by our clients and have historically expanded from local to regional and national programs. As new clients proceed through this sales and re-order cycle, we anticipate that future gross sales will continue to be allocated over an increasingly large customer base. Further, we expect to continue targeting new customers in the entertainment, automotive, advertising and wireless device industries.

Cost of sales and gross profit

Cost of sales increased $1,087,745 or 76% for the nine months ended September 30, 2005 to $2,526,854 from $1,439,109 for the nine months ended September 30, 2004. Gross profit as a percentage of sales for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004 is 19% and 14.4%, respectively.

The increase in cost of goods sold in absolute dollars for the nine months ended September 30, 2005 versus the same time period in 2004 is due to increased sales. The increase in our gross profit as a percentage of sales during the nine-month period ended September 30, 2005 versus the same time period in 2004 is primarily due to our aggressive attempt to capture market share in 2004 by pricing our projects below our anticipated margin rate. During the nine months ended September 30, 2005 we continued our strategy of pricing our projects below our anticipated margin rate in order to capture market share. During the nine months ended September 30, 2005, however, we have engaged in increasingly more projects with higher margin rates, more typical of our anticipated margins, and anticipate that such trend will continue. For the nine months ended September 30, 2005, we had approximately $30,000 of costs in excess of revenues related to four specific customer
projects.   The Company anticipates that as these programs develop, the
Company will be able to reduce the amount of subsidies required for distribution, and the reduction in these subsidies will have the impact of increasing our overall gross profit margin. The Company does foresee the need to continue a long-term policy of cost variation in order to achieve significant market penetration and brand recognition. For the nine months ended September 30, 2005 we used five vendors for 80% of our purchases. The replication of optical discs and printing of packaging materials which we outsource is a commodity industry and therefore there are many sources for these services and our vendors can be easily replaced, if necessary.

Operating Expenses:

Selling

Selling expenses increased $825,472 or 119% for the nine months ended September 30, 2005 to $1,521,407 from $695,934 for the nine months ended September 30, 2004. The increase in selling expense is attributable to the following:

    . An increase in payments to outside sales representatives to promote our products resulting from an increase from three sales representatives in 2004 to seven sales representatives in 2005. Additional travel, meals and entertainment and telephone expenses associated with these additional sales representatives also increased selling expenses. The total increase attributed to this increase in sales representatives and related expenses over the same time period in 2004 is approximately $420,000.

    . In conjunction with our strategy of testing various forms of distribution and promoting brand recognition, we have continued our sales strategy of distributing our proprietary brands including Hollywood Previews iMagazine through various newspapers, periodicals and on-line retailers. We have supplied these products to these distributors at no cost, and are dependent upon advertising revenues as the only revenue source. The total increase in this sales promotion for the nine months ended September 30, 2005 from the same time period in 2004 is approximately $404,000. We intend to continue this promotional strategy for the foreseeable future, but expect that advertising revenues will increase thereby reducing or eliminating these promotional subsidies.

General and Administrative

General and Administrative expenses increased $2,907,459 or 130% for the nine months ended September 30, 2005 to $5,135,825 from $2,228,366 for the nine months ended September 30, 2004. The increase in general administrative expense for the nine months ended September 30, 2005 versus the same time period in 2004 is primarily attributable to the following:

Non Cash Transactions: During the nine month period ending September 30, 2005, we booked as general and administrative expenses approximately $2,685,000 in various non-cash transactions as opposed to approximately $40,000 for the same period in 2004. The majority of these expenses were related to non-recurring costs associated with the issuance of various warrants to prior investors and investment banking consultants for promotion of ongoing financing activities. We feel that the unusual and one-time nature of these non-cash expenses should not be relied upon to establish the actual month-to-month costs of our general and administrative operations. For this reason, we are including the following breakdown of non-cash transactions as follows:

   . In February 2005, we issued 5,969,234 warrants ("Prior Investment Warrants") valued at approximately $439,000 to investors who had experienced illiquidity due to our delay in obtaining our listing on the Over-the-Counter Bulletin Board. We did not have this expense during the same time period in 2004.

   . In June 2005, we issued 2,874,119 warrants ("Replacement Warrants") to provide certain warrant holders the opportunity to obtain shares at a discount to the stock market price at the time. The Replacement Warrants were issued as a condition to the election of holders of certain one-year warrants to exercise such warrants at a discount price of $.40 per share in March 2004. We valued the Replacement Warrants at approximately $329,000. We did not have this expense during the same time period in 2004.

   . We issued 2,510,000 shares of common stock for services to various consultants to promote us and on going financing activities. This common stock was not issued for any direct offering costs. The total value of the common shares issued is approximately $1,450,000. For the same time period in 2004 this cost was approximately $40,000.

   . We issued an aggregate of 235,000 shares of our common stock, valued at $293,750, to our employees as an incentive bonus. In addition, in January 2005, we issued 350,000 warrants to a consultant for advisory services. These warrants were valued at $110,630. Finally, in August 2005, we issued warrants to purchase 132,500 shares in exchange for consulting services. These warrants were valued at $62,634. The total value of these warrants and common stock is approximately $467,000. We did not have equivalent expenses during the same time period in 2004.

Cash Transactions: We increased our general and administrative staff during the nine months ended September 30, 2005 by 3 full time equivalent staff from 11 to 14. The increase in staff was necessary to support our operations.
This increase in staff accounts for approximately $86,000 in costs as compared to the comparable period in 2004. Further, our accounting and auditing fees increased by approximately $108,000 as compared to the 2004 period. The increase in these fees is attributable to the additional accounting support necessary for filing our Registration Statement on Form SB-2 in August 2005, and the hiring of outside accounting professionals to provide technical consulting on accounting and SEC issues.

As our business increases, it is anticipated that our cash operating expenses will increase in absolute dollars, but should decrease as a percentage of sales. We will continue to issues non-cash compensation to our advisors and consultants as necessary. However we do not anticipate issuing the same volume of warrants or common stock in the near future.

Operating Expenses - related parties

Operating expenses - related parties increased $83,000 or 23% for the nine months ended September 30, 2005 to $447,500 from $364,500 for the nine months ended September 30, 2004. Operating expense - related parties consists of payments to iPublishing for management services. iPublishing is owned by the three principal shareholders, directors and officers of the Company, Messrs MacEachern, Kapp and Unruh. These related party expenses are for executive management services provide to the Company by iPublishing, specifically the position of President, Chief Executive Officer and Chief Financial Officer. We have contracted with iPublishing so as to allow members of management to benefit from certain tax loss-carry forwards and other flow-though income provisions that may be legally available to them through their respective entity or personal service corporations. Management believes the increase in overall executive compensation is commensurate with an increase in the Officers' responsibilities.

Other Expense

Interest Expense, net

Interest expense, net increased $930,723 or 281% for the nine months ended September 30, 2005 to $1,261,534 from $330,811 for the nine months ended September 30, 2004. Interest expense for the nine months ended September 30, 2005 consisted primarily of the following:

   . September 2004 short term convertible debt of $403,415, which includes $340,478 of interest related to warrants issued in connection with a final debt extension prior to its repayment;

   .  The amortization of the Company's Series A-6% Mandatory
      Convertible/Redeemable Preferred Stock (the "Series A - Preferred Stock") debt discount of $472,890 and accrued preferred stock dividends of $84,584 recorded as interest (See "Liquidity and Capital Resources Below"); and

   . Interest on payable to related parties of $94,900 for common stock issued in lieu of interest expense.

   . We elected to defer the filing of our registration statement for our Series A - Preferred Stock and warrants until after the completion of our Series - B Preferred Stock offering. Therefore, we did not file our registration statement until September 29, 2005. In accordance with the Series A - Preferred Stock agreement liquidated damages would be assessed at the rate of 2% per month if the registration was not filed by July 7, 2005. As such, the Company was 84 days late in filing its registration statement. The Company has accrued $170,240 associated with these liquidated damages and has recorded it as interest expense for the nine months ended September 30, 2005.

Interest expense for the nine months ended September 30, 2004 consisted primarily of the amortization of the beneficial conversion feature of a different note payable.

During the second quarter of 2005, we paid off the September 2004 bridge loan. We do not anticipate any material interest expense through 2005 except for the amortization of the debt discount on the Preferred Stock.

Loss on sale of investments

The loss on sale of investments for the nine months ended September 30, 2005 of $573,975 reflects the sale of 1,883,260 shares, of the Company's available for sale investment in Langley Park. For the nine months ended September 30, 2004 the Company did not have any investment transactions.

Impairment loss on investment in available for sale securities

During the nine months ended September 30, 2005 we determined that the value of our investment in available for sale securities ("Langley Shares") has been permanently impaired. In accordance with SFAS 115 we have recorded the permanent impairment of this investment. The loss of $1,156,270 for the nine months ended September 30, 2005 represents the impairment loss on this investment from the inception of the acquisition of the Langley Shares.

Provision for Income Taxes

For the nine months ended September 30, 2005 and 2004 the provision for income taxes represents the minimum state taxes due.

Net Loss

Net loss increased $6,129,898 or 181% for the nine months ended September 30, 2005 to $9,509,049 from $3,379,151 for the nine months ended September 30, 2004. The substantial increase in net loss is attributable partially to the overall increase in operations, but more specifically to unusual and one-time non-cash general and administrative expenses, additional legal and accounting costs relating to the filing of our Registration Statement on Form SB-2 filed in August 2005, non-cash interest expenses and the loss or impairment on investment of for sale securities as detailed above.

Beneficial Conversion Feature

During the nine months ended September 30, 2005 we issued 4,920 shares of Series B Convertible Preferred Stock (the "Series B - Preferred Stock") for total proceeds of $4,920,000. The Series B - Preferred Stock contains certain conversion provisions and were issued in conjunction with 14,760,000 warrants to purchase our common stock pursuant to the Purchaser's respective purchase agreements. In addition 1,211,250 warrants, valued at $412,845, were issued and $685,623 of cash was paid as commissions for the placement of the Series B
- Preferred Stock.   Based upon the existence of these conversion features and
warrants issued, we determined that a preferred stock beneficial conversion feature was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the effect of the beneficial conversion feature. The total value of the warrants attached to this Preferred Stock offering was valued at $5,981,400 based upon the Black Scholes pricing model. The beneficial conversion feature was valued at $3,821,532. Since the warrant value is greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions, the beneficial conversion feature is limited to the net value of the preferred stock of $3,821,532. In accordance with EITF Issue 98-5 since the holders of the Series B - Preferred Stock may convert at anytime the beneficial conversion feature of $3,821,532 has been amortized in full against retained earnings and shown as a separate component of the statement of operations as of September 30, 2005.

The following discussion is based on a comparison of the Company's operations for the three months ended September 30, 2005 to the three months ended September 30, 2004:

Sales

Net sales increased $213,371 or 28% for the three months ended September 30, 2005 to $970,165 from $756,794 for the three months ended September 30, 2004.

The increase in sales for the three months ended September 30, 2005 versus the same time period in September 30, 2004 is primarily due to an increase in our customer base as a result of the implementation of our marketing plan. Our customer base increased from approximately 13 customers through the nine months ended 2004 to approximately 36 customers in the comparable period in 2005. Our sales consisted mainly of custom digital solutions that augmented our various customers' marketing and advertising programs. As of September 30, 2005 we have a sales backlog of approximately $3.2 million, which we expect to recognize in the fourth quarter of 2005. In 2004 our sales backlog was comparatively insignificant.

Cost of sales and gross profit

Cost of sales increased $143,622 or 22% for the three months ended September 30, 2005 to $811,622 from $668,000 for the three months ended September 30, 2004. Gross profit as a percentage of sales for the three months ended September 30, 2005 versus the three months ended September 30, 2004 is 16% and 12%, respectively.

The increase in cost of goods sold in absolute dollars for the three months ended September 30, 2005 versus the same time period in 2004 is due to increased sales. Our gross profit as a percentage of sales has historically been low as a result of our policy of varying the profitability of each project so as to establish market share. We anticipate that our margins will increase as our customer base grows and we emerge from our growth stage. In the third quarter of 2004 we were focused on establishing this market share and as such we took on those projects with profit margins below our anticipated target margins. In the third quarter of 2005 we continued to take on these types of projects, however we have been able to add projects with margins closer to our target margin. For the three months ended September 30, 2005 we used five vendors for 97% of our purchases.

Operating Expenses

Selling

Selling expenses increased $484,672 or 163% for the three months ended September 30, 2005 to $781,187 from $296,515 for the three months ended September 30, 2004. The increase in selling expense is attributable to the following:

  . An increase in payments to outside sales representatives to promote our products resulting from an increase from three sales representatives in 2004 to seven sales representatives in 2005. Additional travel, meals and entertainment and telephone expenses associated with these additional sales representatives also increased selling expenses. The total increase attributed to this increase in sales representatives and related expenses over the nine-months ended September 30, 2004 is approximately $161,000.

  . In conjunction with our strategy of testing various forms of distribution and promoting brand recognition, we have continued our sales strategy of distributing our proprietary brands, including Hollywood Previews iMagazine through various newspapers, periodicals and on-line retailers. We have supplied these products to these distributors at no cost, and are dependent upon advertising revenues as the only revenue source. The total increase in this sales promotion for the three months ended September 30, 2005 from the same time period in 2004 is approximately $322,000. We intend to continue this promotional strategy for the foreseeable future, but expect that advertising revenues will increase thereby reducing or eliminating these promotional subsidies.

We anticipate that selling expenses will continue to constitute a major portion of our operating expenses, and will continue to increase in future quarters. However, we also expect that although selling cost will increase in net dollars, they will decrease as a percentage of sales.

General and Administrative

General and Administrative expenses increased $433,039 or 62% for the three months ended September 30, 2005 to $1,133,495 from $700,456 for the three months ended September 30, 2004. The increase in general administrative expense for the three months ended September 30, 2005 versus the same time period in 2004 is primarily attributable to the following:

Non Cash Transactions:

During the three month period ending September 30, 2005, we booked as general and administrative expenses approximately $281,000 in various non-cash transactions as opposed to an immaterial amount for the same period in 2004. The majority of these expenses were related to non-recurring costs associated with the issuance of various warrants to investment banking consultants for promotion of ongoing financing activities. We feel that the unusual and one-time nature of these non-cash expenses should not be relied upon to establish the actual month-to-month costs of our general and administrative operations. For this reason, we are including the following breakdown of non-cash transactions as follows:

  . We issued 2,510,000 shares of common stock for services to various consultants to promote us and on going financing activities. This common stock was not issued for any direct offering costs. We recognized approximately $179,000 in expense related to these common shares in the third quarter. For the same time period in 2004 this cost was immaterial.

  . In addition, in January 2005, we issued 350,000 warrants to a consultant for advisory services. We recognized approximately $39,000 in expense related to these warrants in the third quarter. Finally, in August 2005, we issued warrants to purchase 132,500 shares for consulting services. These warrants were valued at $62,634. Total value of these warrants issued is approximately $102,000. We did not have equivalent expenses during the same time period in 2004.

Cash Transactions:

In addition, we increased our general and administrative staff from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 by 3 full time equivalent staff from 11 to 14. The increase in staff was necessary to support our operations. This increase in staff accounts for approximately $104,000 in additional cost. Further, our accounting and auditing fees increased by approximately $59,000. The increase in these fees is attributable to the additional accounting support necessary for filing our Registration Statement on Form SB-2 in August 2005, and the hiring of accounting professionals to provide technical consulting on accounting and disclosure issues.

Operating Expenses - related parties

Operating expenses - related parties increased $33,500 or 28% for the three months ended September 30, 2005 to $155,000 from $121,500 for the three months ended September 30, 2004. Operating expense - related parties consists of payment for management services to iPublishing. iPublishing is owned by the three principal shareholders, directors and officers of the Company, Messrs MacEachern, Kapp and Unruh. These related party expenses are for executive management services of the Company, specifically for the position of President, Chief Executive Officer and Chief Financial Officer. We have contracted with iPublishing so as to allow members of management to benefit from certain tax loss-carry forwards and other flow-though income provisions that may be legally available to them through their respective entity or personal service corporations. Management believes the increase in overall executive compensation is commensurate with an increase in the Officers' responsibilities.

Interest Expense, net

Interest expense, net increased $383,196 or 163% for the three months ended September 30, 2005 to $618,963 from $235,767 for the three months ended September 30, 2004. Interest expense for the three months ended September 30, 2005 consisted primarily of the following:

   . The amortization of the Series A - Preferred Stock debt discount of $380,001 and accrued preferred stock dividends of approximately $69,384 recorded as interest.

   . We did not file our registration statement for the underlying common shares for our Series - A Preferred Stock and warrants until September 29, 2005. In accordance with the Series A - Preferred Stock agreement a penalty is assessed at the rate of 2% per month if the registration was not filed by July 7, 2005. As such, the Company was 84 days late in filing its registration statement. The Company has accrued $170,240 associated with this penalty and has recorded it as interest expense for the three months ended September 30, 2005.

Interest expense for the three months ended September 30, 2004 consisted primarily of the amortization of the beneficial conversion feature of a different note payable.

Loss on sale of investments

The loss on sale of investments for the three months ended September 30, 2005 of $9,582 reflects the sale of 1,233,260 shares, of the Company's available for sale investment in Langley Park. For the three months ended September 30, 2004 the Company did not have any investment transactions.

Provision for Income Taxes

For the three months ended September 30, 2005 we paid no taxes.

Net Loss

Net loss increased $1,274,240 or 101% for the three months ended September 30, 2005 to $2,539,684 from $1,265,444 for the three months ended September 30, 2004. The substantial increase in net loss is attributable partially to the overall increase in operations, but more specifically to unusual and one-time non-cash general and administrative expenses, additional legal and accounting costs relating to the filing of our SB-2 registration statement and non-cash interest expenses as detailed above.

Beneficial Conversion Feature

During the three months ended September 30, 2005 we issued 4,920 shares of Series B - Preferred Stock for proceeds of $4,920,000. The Series B - Preferred Stock contains certain conversion features and 14,760,000 warrants that were issued in conjunction with the Preferred Stock pursuant to the Purchaser's respective purchase agreements. In addition 1,211,250 warrants, valued at $412,845, were issued and $685,623 of cash was paid as commissions
for the placement of the Series B - Preferred Stock.   Based upon the
existence of these conversion features and warrants issued, we determined that a preferred stock beneficial conversion feature was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the effect of the beneficial conversion feature. The total value of the warrants attached to this Preferred Stock offering was valued at $5,981,400 based upon the Black Scholes pricing model. The beneficial conversion feature was valued at $3,821,532. Since the warrant value is greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions, the beneficial conversion feature is limited to the net value of the preferred stock of $3,821,532. Since the holders of the Series B - Preferred Stock may convert at anytime the preferred stock beneficial conversion feature of $3,821,532 has been amortized in full against retained earnings and shown as a separate component of the statement of operations as of September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2005 was $4,846,872. The net cash used in operations is a result of a net loss of approximately $9,489,000 offset by approximately $4,060,000 of non-cash common stock and warrant compensation and interest charges and approximately $1,730,000 of unrealized and realized losses on the investment in Langley Shares. In addition, we used approximately $1,181,000 for working capital purposes. Non-cash compensation charges resulted from warrants issued for consulting services, bonuses and interest. The unrealized loss on the investment in Langley Shares is the result of our determination that the shares were permanently impaired as determined in SFAS 115. Net cash used in operating activities for the nine months ended September 30, 2004 of $2,439,834 is primarily attributable to the net loss for the nine months ended September 30, 2004 of approximately $3,379,000 offset by warrants issued for services of approximately $468,000, non cash interest of $311,000 and approximately $125,000 for working capital purposes.

Net cash provided by investing activities for the nine months ended September 30, 2005 was $406,927. Net cash provided by investing activities for the nine months ended September 30, 2005 is primarily attributable to the sale of securities held for investments (i.e., the Langley Shares) for approximately $467,000 offset by the purchase of equipment for $55,000 and payments from affiliates of approximately $5,000. For the nine months ended September 30, 2004 net cash used in investing activities of $94,759 was a result of the purchase of equipment for approximately $54,000 and the reduction in the amount from Affiliates and associated companies payable of approximately $40,000.

Net cash provided by financing activities for the nine months ended September 30, 2005 totaled $7,027,298. We received net proceeds from the issuance of common and preferred stock, net of costs, of approximately $8,140,000. These proceeds were offset by the payment of notes and notes payable to related parties with the preferred stock offering proceeds of approximately $1,130,000. Net cash provided by financing activities for the nine months ended September 30, 2004 totaled $2,530,347. We received net proceeds from the issuance of common stock and stock subscription receivable totaling approximately $1,413,000 and net proceeds from notes payable of $1,130,000. These proceeds were offset primarily by payments on notes payable to a related party of approximately $14,000.

We have generated losses since inception and have an accumulated deficit as of September 30, 2005 of $9,489,462. For the year ended December 31, 2004 the independent registered public accounting firm, in their opinion, has expressed substantial doubt about the our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the nine months ended September 30, 2005 the Company raised approximately $8,140,000 in investment funds through the issuance of Series A and B - Preferred Stock and the exercise of warrants for common stock. As of September 30, 2005 our cash balance is $2,946,322 and we have receivables in the amount of $907,899. On a cash pro-forma and run-rate basis, and considering subsequent revenue events not herein described, our present operations do not result in a significant monthly negative cash flow. With the current cash positions and accounts receivable, the Company believes that it has adequate cash or cash equivalents to fund operations for the next 12 months.

Recent Sales of Unregistered Securities

In September 2005 the Company issued 6,097 shares of its common stock as sales commissions.

On September 23, 2005, the Company issued 62,500 shares of common stock at a per share price of $.60 for legal services rendered.

On September 1, 2005, the Company issued 130,577 shares of common stock for $65,289 in order to satisfy the Series A - Preferred Stock dividend.

On August 25, 2005 the Company issued to an investment banking group 43,253 common shares to settle a dispute over outstanding investment banking over-ride commissions.

On August 22, 2005, the Company entered into a Purchase Agreement with 36 accredited investors (the "Purchasers") pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, $4,920,000 in shares of Series B - Preferred Stock and warrants to purchase up to 14,760,000 shares of Company common stock. The warrants are exercisable for five years at $0.60 per share.

Also in August 2005 the Company paid certain offering commissions to two investment banking firms in connection with the issuance of the Series B - Preferred Stock through the issuance of warrants to purchase up to 1,211,250 shares of its common stock. The warrants were issued at a strike price of $.40 per share, and expire on August 22, 2009.

On August 15, 2005, the Company issued warrants to purchase 132,500 shares of common stock for consulting services, specifically 43,750 warrants for investor relations services and 88,750 warrants for sales consulting. The total value of this warrant is $62,634 and is recorded in operating expense as compensation on the statement of operations for the three and nine months ended September 30, 2005. The warrant has a strike price of $.40 per share and a term of four years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 107% volatility, $.60 share price, risk free interest rate of 3.50% and zero dividend yield.

Off-Balance Sheet Arrangements

At September 30, 2005 and September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. If the condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, allowances against our accounts receivable may be required.

Revenue Recognition

Our major source of revenue is from the creation and duplication of interactive multi-media CD-ROMs from content provided by our customers. Revenue is allocated to the creation of the CD-ROM, and to the duplication of such CD-ROMs, based upon the contract terms and relative fair value of such services to the total contractual revenue. Revenue from the creation of the multi-media interactive CD-ROM is recognized when completed and upon client acceptance. Revenue from duplication is recognized as the units are shipped.

Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.

We follow the guidance of Staff Accounting Bulletin 104 and EITF Issue 00-21 when applicable. Revenue from the creation and duplication of interactive CD-ROMs is normally dictated by contract terms. The estimate that management must apply is the determination of when the creation service of the CD-ROM is finalized. Normally the creation of the CD-ROM is finalized when the customer provides written acceptance of a master copy. Our estimation of completion dates may change based on the customers schedule. As noted above we record revenue for duplication of CD-ROMs when they are delivered. At times our customers take delivery at the point of replication, other times we are responsible for the physical distribution of the completed product to the end-user consumer. It is not unusual for us to have completed an entire project, have replicated CD-ROMSs and packaging duplicated and ready to be shipped; however our customer may request that we delay shipping or distribution to a future time thus preventing us from recognizing revenue on a scheduled basis.

Stock Based Compensation and Warrants Issued

Historically we have used warrants and common stock as compensation for services. We have valued our warrants in accordance with the Black-Scholes method, which estimates fair market value for our warrants. Since the Company has experienced significant volatility in its stock price the warrant values have fluctuated significantly and sometimes can be as valuable as the underlying common stock. Although the Black-Scholes methodology is generally accepted to determine fair value the resulting warrant value may appear inconsistent with the underlying fair market value of the common stock which can result as a significant non cash expense to us. The Company intends to limit the future issuance of warrants and common stock as compensation.

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

In March 2005, the Securities and Exchange Commission Office of the Chief Accountant and its Division of Corporate Finance released Financial Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides interpretive guidance related to the interaction between Statement of Financial Accounting Standards No. 123R "Shared Based Payment" (SFAS 123R) and certain SEC rules and regulations. SAB 107 provides the staff's views regarding the valuation of shared-based payment arrangements for public companies and stresses the importance of including appropriate disclosures within SEC filings, particularly during the transition to SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after September 15, 2005. The Company does not routinely enter into nonmonetary exchanges. Accordingly, the Company does not expect that the adoption of SFAS 153 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" ("APB 20") and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.


ITEM 3. CONTROLS AND PROCEDURES

(a) The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are not effective. Early in 2005 the Company's independent auditors made management aware of possible deficiencies in its disclosure controls and procedures that alone, and in the aggregate, constituted a "material weakness," which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Such deficiencies included a general lack of adequate procedures for recording, processing and summarizing financial information on a timely basis. The Company's management determined that the deficiencies in its systems were primarily due to a lack of expertise with respect to public company reporting standards by the executive officers. The Company developed and has begun to implement a plan to ensure that its financial information will be recorded, processed, summarized and reported on a timely basis, and is presently reallocating responsibilities among various personnel and recruiting qualified personnel and consultants, including an experienced public company Chief Financial Officer, to remediate the material weaknesses. We anticipate the engagement of such Chief Financial Officer prior to the end of our fiscal year. As of September 30, 2005, management believes that the material weaknesses disclosed herein still exist.

(b) There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2005 the Company issued 6,097 shares of its common stock as sales commissions. The issuance of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) thereof.

On September 23, 2005, the Company issued 62,500 shares of common stock at a per share price of $.60 for legal services rendered. Each investor represented to us that such investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.

On September 1, 2005, the Company issued 130,577 shares of common stock for $65,289 in order to satisfy the Series A - Preferred Stock dividend. Each investor represented to us that such investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the common stock for investment and not in connection with a distribution thereof. The issuance of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.

On August 25, 2005 the Company issued to an investment banking group 43,252 shares of common stock to settle a dispute over outstanding investment banking over-ride commissions. The investor represented to us that it was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that it was receiving the common stock for investment and not in connection with a distribution thereof. The issuance of the common stock was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.

On August 22, 2005, the Company entered into a Purchase Agreement with 36 accredited investors pursuant to which the Company agreed to sell, and the purchasers agreed to purchase, $4,920,000 in shares of Series B - Preferred Stock and warrants to purchase up to 14,760,000 shares of common stock. The Warrants are exercisable for five years at $0.60 per share. Each purchaser represented to us that such purchaser was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the Preferred Stock and warrants for investment and not in connection with a distribution thereof. The issuance of the Preferred Stock and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.

Also in August 2005 the Company paid certain offering commissions to two investment banking firms in connection with the issuance of the Series B - Preferred Stock through the issuance of warrants to purchase up to 1,211,250 shares of its common stock. The warrants were issued at strike prices of $.40 per share expiring on August 22, 2009. The investment banking firms represented to us each was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investment banking firm was receiving the warrants for investment and not in connection with a distribution thereof. The issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering."

On August 15, 2005, the Company issued warrants to purchase 132,500 shares of common stock for consulting services in the third quarter of 2005. Total value of this warrant is $62,634 and is recorded in operating expense as compensation on the statement of operations for the three and nine months ended September 30, 2005. The warrant has a strike price of $.40 per share and a term of four years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 107% volatility, $.60 share price, risk free interest rate of 3.50% and zero dividend yield. The investors represented to us that each was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the warrants for investment and not in connection with a distribution thereof. The issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering."


ITEM 6: EXHIBITS

(A) The following exhibits are filed as part of this report.

Exhibit

Number        Description

3.1 Certificate of Incorporation of iMedia International Inc., dated October 28, 2003(1)

3.2 Certificate of Designation of Series A - 6% Convertible Preferred Stock of iMedia International, Inc.

3.3   Certificate of Designation of Series B - 6% Convertible Preferred
      Stock (2)

3.4   Bylaws of iMedia International, Inc. (1)

10.1 Form of Purchase Agreement, dated as of August 22, 2005, between iMedia International, Inc., and the Purchasers of Series B 6% Convertible Preferred Stock

10.2 Registration Rights Agreement, dated as of August 22, 2005, between iMedia International, Inc., and the Purchasers of Series B 6% Convertible Preferred Stock

10.3  Form of Warrant issued to holders of Series B 6% Convertible Preferred
      Stock

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1) Previously filed as an exhibit to our registration statement on Form 10-SB filed with the commission on January 27, 2003 incorporated herein by this reference
(2) Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005, and incorporated herein by this reference.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2005

IMEDIA INTERNATIONAL INC.



By: /s/ David MacEachern
   -----------------------------------------
   David MacEachern, Chief Executive Officer


By: /s/ Franklin Unruh
   ----------------------------------------
   Franklin Unruh, Chief Financial Officer