Form 10KSB
period 2005-12-31
IMEDIA INTERNATIONAL INC
filed 2006-04-19
CIK 1208498

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ____
Commission File Number 000-50159
iMedia International, Inc.

(Name of small business issuer as specified in its charter)

Delaware	56-2428786

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1721 21st Street,
Santa Monica, California	90404

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (310) 453-4499
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Title of each class	Name of each exchange on which registered

Common Stock	None
Check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the fiscal year ended December 31, 2005: $5,931,626.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,712,741 as of March 29, 2006.
Number of shares outstanding as of March 31, 2006: 73,154,739 shares.
Documents Incorporated By Reference: None
Transitional Small Business Disclosure Format: Yes ☐ No ☑

iMedia International, Inc.
Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2005

PART I
ITEM 1. DESCRIPTION OF BUSINESS
     This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors That May Affect Future Results” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report.
Overview
     iMedia International was incorporated on June 10, 1987, originally under the name of Weston Hotel Corp., and later changed its name to Irvine Pacific Corporation. The Company had no material operations from shortly after its inception until its merger (reverse-merger) with Hollywood Previews, Inc. (HPI) on August 29, 2003.
     HPI is a California Corporation founded on July 25, 2002, originally under the name DTV Studios. HPI officially changed its corporate name to Hollywood Previews, Inc. on January 3, 2003. HPI is a wholly owned subsidiary of the Company with limited operations. HPI is a successor-in-interest to an affiliated group of companies, which include MOD Studios, Inc, incorporated on November 3, 2000 in the state of Delaware, The Modern Company LLC, a California Limited Liability Company incorporated on February 25, 1999 and iPublishing Inc., a California corporation incorporated on May 6, 2003. Both the Modern Company and MOD Studios are defunct, and have had no material operations since 2003.
     iMedia International Inc. is a digital media company and publisher of interactive multi-media publications. We are strategically positioned and poised to exploit the paradigm-shift created by the new digital world, especially as it has affected traditional print advertising. This shift is now affecting all media, communications, marketing and commerce globally, but especially daily metropolitan newspapers, which continue to experience downturns in readership, circulation and advertising revenue.
     The core reasons for the trends affecting the media and publishing industry are obvious: (1) newspapers are no longer attracting younger readers, especially in the key 18-24 year-old demographic market segment, and have lost tremendous amounts of advertising revenue to local cable, the internet and broadcast TV; (2) fractionalization in the media market makes it very difficult for an advertiser or organization to reach large audiences with an engaging multi-media message; and (3) businesses, governments and organizations are demanding immediate accountability and definitive results for each marketing and communications dollar spent.
     While the Internet, print, broadcast and wireless communications independently reach a targeted audience, as a whole none of these media forms by themselves can fully meet their advertisers’ and viewers’ demands.
     We also believe that new forms of electronic media, technology and distribution channels, including broadband internet, TiVo, WiFi, PodCasts, digital cable, satellite television and other non-traditional media will continue to fractionalize communication markets worldwide making it increasingly difficult for companies, brands and organizations to reach a broad market with a multi-media message. Our products’ unique blend of interactive multi-media and internet connectivity, coupled with mature, established distribution channels provide us with an exceptional opportunity to broadcast a powerful advertising message to one of the only remaining non-fractionalized media audiences left: newspaper readers. This ability to physically distribute our message to any mass or targeted audience, combined with the ability to instantly and seamlessly link our users to the Internet positions us well to capitalize on this emerging marketplace.
     We have successfully created true “digital convergence media” that converges the combined power of print, audio, video and the Internet into one physically deliverable device. While our digital media is usually distributed on optical discs such as CD-ROM and DVD-ROMs, our technology and systems can also incorporate interactivity through the Internet, PDAs and web-enabled mobile telephones.
     In addition to delivering pre-produced advertising messages, we also create a variety of interactive multi-media content consisting of audio, video, animations, still photography and Internet web links. We use this content to produce our own proprietary digital publications (our iMagazines™) such as Hollywood Previews™ and Travel Previews™. Our interactive iMagazines are now beginning to be distributed in major metropolitan newspapers as digital preprints or digital supplements.

     For over five years, iMedia has been creating, developing and implementing our “Digital iMedia Solutions” that exploit our convergence technologies, and allow us to take advantage of new market opportunities. We use our technologies in our own branded publications, and license it to specific customers for custom projects. Our solutions typically incorporate a variety of proprietary and off-the-shelf software technologies, engaging content and are distributed via a network of existing distribution channels. Our technical solutions include digital video, digital audio, digital optical discs (CD and DVD-ROM), e-mail broadcasts, PodCasts and the Internet. These solutions seamlessly converge print, multi-media, broadcast and the Internet together and deliver an engaging, interactive multi-media presentation to any targeted audience. Better yet, we can instantly determine the consumer acceptance and opening response.
Measurability, Reportability and Accountability
     A key feature and proprietary aspect of our technology is our ability to measure and record the navigation of a consumer while they are viewing our productions. Without using cookies or spy ware, or violating the privacy of any user, we know when a consumer puts our disc in, how long they watched it, what content they saw, what advertisements they saw, even how long they may have watched a video or commercial before moving on. We track and compile this data, and can sort it by time of day, zip code, city, or state. We know immediately what is the most popular content or advertisements, and conversely which content or advertisement the consumer liked least. We can then report the effectiveness of a campaign instantly and in real-time to our advertisers, clients and sponsors using our web-based reporting system.
Digital Pre-Prints, The Future of Newspapers TODAY!
     The publishing of newspapers continues to be a multi-billion dollar annual business. Over the past few years, major metropolitan newspapers have seen a decline in readership, circulation and most importantly, advertising revenue. Yet despite these fall-offs, the newspaper industry remains the last non-fragmented media audience left on earth. On any given weekend, over 70 million newspapers are delivered in the United States alone, with almost 12 million being delivered in the top 25 markets alone. Traditionally, newspapers have delivered tremendous cash flows, but have not enjoyed top-line revenue growth for many years. Newspapers must find a way to attract younger readers, increase circulation and recover some of the advertising dollars recently lost to broadcast, local cable TV and the Internet.
     We believe that our digital iPreprints provide an unprecedented solution to newspapers that look to attract a younger audience without compromising the editorial quality of their publications. By incorporating a digital supplement, not just as a free disc with purchase, but as a branded part of their editorial content they can accomplish both of these goals. Newspapers of the future will incorporate some form of digital multi-media on a regular basis, and we are currently leading the industry in the development, marketing and integration of digital preprints to supplement major metropolitan newspapers.
Anticipated National Rollout
     Beginning with the Dallas Morning News on Sunday, April 30th, we anticipate rolling out a national expansion program that will allow us to begin distributing Hollywood Previews Entertainment iMagazine on a national basis. In order to achieve a national footprint, we have targeted the following metropolitan US markets for penetration during 2006: Dallas, New York City, Chicago, Los Angeles and Minneapolis.
     As advertising revenues and working capital allow, we will continue to offer additional titles and new brands such as Travel Previews, Fashion Previews, Sports Scene, Auto Previews and Health Previews to our newspaper distribution partners for incorporation in their publications on a weekly basis if desired.
Our Newspaper Syndication Program- We Partner, not Compete!
     A key component of our syndication program is that we partner with newspapers, not compete against them for their advertisers. Typically, we bring our national advertisers with us to each new market we enter. We split all advertising revenues after recouping our deemed hard costs of production. Initially, we are required to subsidize revenue shortfalls from the Dallas Morning News. We anticipate that we will be able to negotiate better deal terms that require our newspaper partners to guarantee our financial break-even in every successive market we enter. After our guaranteed minimums, additional revenue above costs are shared between iMedia and our newspaper partners. Meeting certain revenue milestones may automatically trigger certain contract extensions that lock us in with each newspaper for upwards of five additional years. It is our goal to realize $1.05 of advertising revenue on each and every Hollywood Previews disc we produce after allowing for program stabilization. We expect that stabilization will take between 4-6 months for each new market we enter. Currently, there is an opportunity to realize over $6.00 in total revenue on a per disc basis (assuming 100% of all advertising inventory is sold). Therefore, in order to reach our target of $1.05 per disc, a total of $1.65 of total advertising would have to be sold, or approximately 27% of each disc’s total available advertising inventory.
     We will be required to invest a substantial amount of capital in each new newspaper market we enter regardless of whether our publishing partner guarantees our break-even. This is due to one-time, non-recurring costs for start-up, marketing, promotion and training costs involved to prepare the newspaper’s sales force to sell multi-media advertising, and prepare the public for our multi-media product. We anticipate that it will cost $150,000 to $250,000k for pre-launch and promotional costs for each new market. These costs will traditionally be matched by our newspaper partners who will be required to contribute a significant amount of advertising value through print, broadcast and radio advertisements and promotions.
     It is our goal that by the calendar year end of 2007, we will have attained a circulation of 10 million Hollywood Previews Entertainment iMagazines each month, which represents approximate penetration of the top 16 US Newspaper markets. In addition it is our goal, and subject to available capital, to continue launching new branded titles so that we may offer our newspaper partners a weekly multi-media preprint. Should we meet all of our long-term expansion goals, we would publishing and delivering up to five unique titles monthly, thus allowing us to distribute a new digital magazine each week, in each market, and participate in the advertising revenues therefrom.
Proprietary Brands
     Per our growth plan, we intend to begin producing new proprietary brand digital publications that will promote our “Previews” brands. Currently, our proprietary brands consist mainly of Hollywood Previews™ Entertainment iMagazine. However, in addition to Hollywood Previews Entertainment iMagazine, we have created prototypes or are in development of prototypes for the following other digital publications:
•	Travel Previews™ iMagazine

•	Fashion Previews™ iMagazine

•	Stock Previews™ iMagazine

•	Auto Previews™ iMagazine

•	Sports Scene™ iMagazine
     Each of these titles and publications serve unique and specific audiences, and complement existing successful sections of each newspaper. We believe that the launch of each new title will also complement the Company’s marketing of one-off, custom promotional discs into the following four targeted vertical markets: Entertainment, Finance, Travel and Direct Response marketing.
     As each of these proprietary titles has the ability to equal the distribution of Hollywood Previews, and should each of our newspaper distribution partners distribute each title once each month (one title each week), and assuming full circulation in each market, the net effect on an annualized basis could be:
     (NOTE: The following tables are for comparative purposes only and to demonstrate the scalability of our business, distribution channels, and our underlying business models. We presently do not have any signed contracts or commitments to distribute Hollywood Previews or any other titles in any other newspapers or publications other than as stated above. This information is not to be considered as guidance as to our projected revenues or future operations, and should not be relied upon as the basis for any investment decisions.)

Number of		Publishing	Weekly	Annualized	Revenue	Annualized
Markets	Publication Names	Schedule	Circulation	Circulation	Per Disc	Revenue

Top Five	Hollywood Previews	Weekly	2.45 MM	127 MM	$1.05	$133 MM
	Travel Previews
	Fashion Previews
	Auto Previews
	Sports Scene
Top Ten	Hollywood Previews	Weekly	4.48 MM	233MM	$1.05	$244 MM
	Travel Previews
	Fashion Previews
	Auto Previews
	Sports Scene
Top Twenty	Hollywood Previews	Weekly	7.5 MM	390 MM	$1.05	$409 MM
	Travel Previews
	Fashion Previews
	Auto Previews
	Sports Scene

Our Custom Digital Media Solutions
     Since our inception, we have relied upon the sale of custom digital media solutions such as custom, interactive promotional CD-ROMs and DVD-ROMs for “Fortune 100” type clients as our primary method of revenue generation. During this period, we have been continually refining, testing and marketing Hollywood Previews as the core product for our newspaper syndication model. While we believe that revenues from our digital preprint business will eventually eclipse those of our custom digital solution business, we will continue to market and produce custom disc products, and expect that this section of our business will continue to grow.
     Approximately 98% of the Company’s current revenues are currently generated in custom or business-to-business (B2B) sales. B2B projects and productions usually consist of custom interactive media programs developed and produced specifically for promoting a particular event, television show, product or service. The Company reduces its risk on these projects because approximate costs and gross margins are known in advance and rarely change after contracting.
     Our B2B services continue to expand. We intend to continue developing new models that will generate additional revenue or raise gross profits without significantly increasing the net cost of our services to our B2B clients. We believe that offering additional services as a component of our custom digital media solutions will give us a competitive edge in this marketplace. These services may include follow-up marketing programs that are bundled as part of our digital solutions programs. These programs may produce revenues from transactions, merchandising, and our follow-up marketing programs. These solutions may include instant messaging, call center support, and advanced e-mail and voice cast technologies. In addition, we continue to collect data on each program, its users and the resulting transactions. This data can then be analyzed and sold to various third parties. Our B2B business allows us to continue developing relationships with the world’s largest corporations as we have done with current customers such as American Express, Nissan, Jeep Chrysler, NBC Television Network, FX Networks, General Motors, Johnson & Johnson, Warner Bros. Television, Mazda USA and others. The production of custom discs for these clients provides a relatively stable source of revenues and income, and offers unlimited potential for growth. However, this industry is highly competitive and has been commoditized thereby reducing overall profit margins.
     Profit margins for our B2B customers vary from 20% to 40%, depending upon the size and scale of each contracted project. Although we have some major customers that continue to re-order new programs on a regular basis, the majority of our custom revenue is non-recurring and therefore becomes difficult to project annual sales of B2B business on a forward-looking basis.
     We expect to see a decline in our custom business for the first two quarters of 2006 as sales activity is directly focused on securing advertisers for Hollywood Previews, and supporting our newspaper syndication rollout. However, we expect that as more national advertisers are exposed to our branded publications through newspaper syndication, additional opportunities to create custom digital solutions for these same advertisers will drive future revenue growth in our custom business, and that our custom business will grow hand-in-hand with our newspaper preprint division.
Targeted, Rich Media
     Because of its limitations, most traditional media is limited to creating brand, product or organization awareness. There is usually very little “call to action” for the consumer, and the net effect is that advertisers only enjoy a fractional return on investment for each advertising dollar expended. Our digital solutions not only allow for impressive branding opportunities, but more importantly educate and eventually encourage the consumer to make a purchase or transaction immediately online. Because our media is interactive, we are able measure the consumer’s interest and response throughout the entire process, and report this response to our advertisers or sponsors, all in real-time.
     Our proprietary brands, technologies and business models provide us the opportunity to deliver rich, engaging interactive digital media to any targeted audience, and to participate in or get a commission from the unlimited retail transactional opportunities that result from each consumer’s response. We have effectively converged digital multi-media, interactive advertising and retail sales with efficient and economical distribution device that has mass and global appeal.
Physically Deliverable Multi-Media
     We believe that there are two fundamental keys to generate high consumer response in any marketing program. They are: (1) the ability to target a market and (2) the ability to capture consumers’ attention in a meaningful way.
     iMedia accomplishes both using various proven business models. We partner with traditional print media for distribution of our multi-media productions. These include magazines and newspapers, which have well-established, mature targeted audiences. We also exploit catalogs and direct mail as other key distribution sources. Because we know in advance both the demographic and psychographic makeup of these audiences, we can produce an optical disc (CD-ROM or DVD-ROM) that is designed specifically for, and that can be physically delivered to that targeted audience. Each disc contains engaging content along with advertising and sponsors’ messages. The content varies depending upon the advertiser’s goals, but might contain movie, entertainment, sports or travel or other content specifically chosen to appeal to the targeted audience. An advertiser may wish to associate their brands, products or services with an existing iMedia publication like Hollywood Previews Entertainment iMagazine, or hire us to create an entirely new, custom marketing digital campaign.
     Because our productions are highly interactive, and demand consumer interaction, we succeed in engaging our consumers in the experience. Once viewers are engaged, we can deliver specific advertising messages that have appeal to that target audience. We also can present a “call to action” for them to respond. Their response might be a click-through to an Internet website, participating in an online survey, opting-in for more information, or actually making a product purchase or reservation online.
     The ability to take a consumer from viewing promotional materials to instantly making an online purchase sets us apart from most traditional media such as broadcast and print. This is true convergent media. There is always a call to action. We always encourage the consumer to “buy now!” as opposed to later, and provide them with the ability to instantly respond and make a purchase or transaction. Every optical disc links seamlessly and instantly with the Internet allowing us or our sponsors to direct an interested, pre-qualified consumer instantly to a pre-determined webpage where they make a reservation or buy the product or service offered.
     Because all of the content and advertisements are embedded on the disc, we have no 30-second time limitations imposed by television and no broadband or downloading constraints. Video can be delivered instantly. Content and advertising can be melded to create a meaningful advertorial. If consumers don’t wish to watch, they can simply skip to the content they desire.
Convergence Media Follows Up Consumer Interest
     Because our discs are interactive, we can charge our clients and sponsors for follow-up sales programs in a way that traditional print and broadcast media cannot. These additional sales and marketing solutions include the ability to integrate instant on-screen messaging from call center operators, live chat capability, viral marketing and e-mail opportunities and telephone voice casting. Our media does more than just deliver messages. We deliver prepared, informed consumers to sellers of products and services, and allow advertisers to follow up on interest using state-of-the art web-based technology. While traditional marketing companies offer some of these services as stand-alone components, our ability to offer a complete turnkey digital solution package in addition to our multi-media discs is unique in the marketing and media industry.
Market
     Newspaper market: Over 78 million newspapers are distributed in the US each weekend making it one of the largest media distribution channels in the world. Over 1,470 newspapers are printed and distributed in the U.S. alone, with thousands more publishing regularly worldwide. Newspapers are one of the largest delivery channels for world, regional and local news, content and advertising. In the US, this market is owned principally by several large publishing conglomerates: Tribune Company, Gannett Co, News Corp, Knight-Ridder, McClatchy Company, EW Scripps Company, Belo Corp, along with many smaller newspaper-only publishing companies and stand-alone publications. According to Newspaper Association of America research, the US newspaper industry generated over $95 billion in annual advertising revenues during 2004, representing 35% of all media advertising expenditures.
     Custom market: According to the 2002 Report by the International Recording Media Association, U.S. companies spent over $208 billion in direct-to-consumer advertising alone. This does not include the billions of dollars spent for traditional print, outdoor and broadcast marketing. There are over one hundred different vertical markets that are potential users of our convergent media technologies.
Business Models
     We have multiple revenue models, each with multiple revenue streams. We incorporate both business-to-business and business-to-consumer models. Revenues are generated from advertising, production, replication, distribution, transactions, data collection, data sales, subscriptions, product merchandising and from ancillary follow-up marketing services.
     Our overall business model has tremendous scalability and continuity. Each division co-brands and supports the products, services brands and sponsors offered and/or /featured by the Company’s other divisions. Revenue models are modular and transition easily from vertical market to vertical market, and can be applied (in theory) in any country in the world. We believe that (1) the modular scalability of our underlying business and revenue models, and (2) the infinite number of vertical markets our products and services can provide support for future growth opportunities.
Corporate Structure
     iMedia International, Inc. is a holding company structured to operate using various operating divisions and wholly owned subsidiaries. Currently, the Company’s main operating unit is iMedia US LLC, a California limited liability company. We also do some business under another wholly owned subsidiary Hollywood Previews, Inc., a California Corporation. In an effort to simplify operations and reduce costs, we have transferred the core operations of Hollywood Previews Inc. to iMedia US LLC. iMedia US LLC contains designated operating divisions structured to take advantage of market opportunities in various industries and market sectors. Each of these operating divisions are informally structured and only three currently have material operations. Presently, each division shares a pool of production and human resources and works from one corporate headquarters. There is no specific line item budget for each division other than for its designated sales manager. It is anticipated that as each division expands, additional management and production staff will be added solely to support their respective division and more formal “divisional operations” will commence.
     iMedia US LLC’s current divisions include:
•	Newspaper Syndication Division — Markets and develops custom branded interactive digital iMagazines. We expect this to become our fastest growing division in terms of gross revenue over the next 24 months. Our newspaper syndication division publishes Hollywood Previews Entertainment iMagazine and has developed other branded titles that we look to integrate into our newspaper syndication partnerships.

•	Business-to-Business Divisions- Markets and develops custom digital media solutions to the general marketplace. This division is sub-divided into the following various industry vertical sectors. These include clients like American Express, the Irvine Company and Johnson & Johnson.

•	Entertainment Sector- Markets custom digital media solutions to broadcasters and television networks. These include clients such as NBC Television, Warner Bros., Cirque du Soleil and FX Networks. Future responsibility includes Hollywood Previews Entertainment iMagazine.

•	Automotive Sector- Markets custom digital media solution to the automotive industry. These include clients such as Jeep Chrysler, General Motors, and Mazda.

•	Direct Response Marketing Division- markets digital media solutions to the direct-to-consumer marketing industry.

•	Travel and Leisure Sector- Markets digital media solutions to the travel industry. Current clients include Costco Travel, Mesquite Resorts and Wynn Hotel and Casino.

•	Finance and Public Company Sector (future)- Markets digital media solutions to public companies. Future responsibilities include publishing Stock Previews iMagazine.

•	Internet Solutions and Destination Websites- The Company has developed its first destination website at ww.hollywoodpreviews.com. The website exploits the variety of content currently available and produced for the Hollywood Previews™ iMagazine, its wireless distribution and possible future television programming. Using a traditional Internet model, the Company intends, but has not yet generated revenues from banner and click-though advertising and from the sale of movie tickets, DVDs and video games using our proprietary shopping cart solution.

•	Hollywood Previews is the first of the Company’s future destination websites. We intend to create new destination sites for each of the vertical markets and/or proprietary brands currently under development. Again, the model is simple: our discs brand our wireless, which brand our broadcast TV, which brand our Internet sites which brand our newspaper syndications. Advertisers and sponsors are provided with a great diversity of exposure and distribution opportunities while we concurrently establish and build our national brands.
     In addition to our traditional Hollywood Previews website, we intend to eventually launch The Academy, an online community similar to MySpace.com, that will allow users interested in films, art and music to post music, video and short films, and which will be promoted and linked using our nationally distributed Hollywood Previews Entertainment iMagazine. The Academy is still in concept form, and our launch plan and revenue model has not yet been formalized.
Transactional Revenues
     The Company has proven that our interactive digital discs can be highly effective in driving consumer transactions. To exploit this opportunity, we endeavor to incorporate some form of transactional revenue into each future program we create, whether for a custom B2B client or as part of our syndicated proprietary brands. Wherever possible, we desire to participate in a portion of the revenues derived from each transaction we help to generate. This may be a simple fee for processing a sale through our shopping cart solution, or could be as much as 40% of the retail sale price for some of our direct marketing products. We see the largest potential for transactional opportunities from our existing brands and publications as we control the consumer’s transaction. Since we are just beginning regularly scheduled publishing and distribution of Hollywood Previews, we have yet to generate material revenues from transactions or related commissions on product sales.

Data Collection and Data Sales
     The interactive capability of the Company’s media allows for future revenue opportunities from data collection. Our data collection model is still in its infancy, but will continue to be developed on an ongoing basis. With the potential for millions of discs being distributed on a monthly basis, and the ability of the Company to generate profiles for various demographic audiences that are based on qualitative data, our ability to launch into a future data, survey, polling and lead generation business exists, and offers an additional profit and revenue center for the Company and its operations. We have not yet concentrated on data collection, nor generated any material revenues from the sale or Collection of Data.
Revenue Streams
     We currently generate the majority of our revenue from our B2B operations. Revenue is generated in two primary ways, through pre-production and production services, and from replication and manufacturing.
     Each day we find new ways to monetize our custom products and services, which may create new revenue streams. These supplemental revenue streams do not in themselves constitute a different or altered revenue or business model from those in our public filings. We continue to develop and integrating various ancillary services for which we have or will begin to charge our customers. We consider these ancillary revenue streams as supplementary and do not believe that their integration will constitute a material change of our published revenue model(s).
     We intend to begin recognizing revenue from advertising sales from Hollywood Previews and other branded publications, and possibly from commissions or fees for purchases or other transactions that originate from our discs. To date, we have not recognized any material advertising or transactional revenues, as our custom B2B productions do not typically have a stand-alone advertising or transactional revenue component that we generally participate in.
     If you were to look at our revenue streams, and classify them under one of these four general headings, they would be as follows:

PROD. SERVICES	REPLICATION	ADVERTISING	MISCELLANEOUS
(Present)	(Present)	(Future)	(Future)
Pre Production and Production	CD and DVD Replication	Hollywood Previews Ad Sales	Retail Sales From Discs or Websites
Video and Photography	CD and DVD Packaging	Website Ad Sales	Product Sales Commissions
CD and DVD Authoring	Project Specific Printing	Print Ad Sales
Media Consulting		Cross Promotions
Graphic Design
Data Collection and Analysis
Data Sales
Video and Voice Casting
Call Center Support
Sweepstakes Management
Distribution
Content Creation
     Revenue streams noted in this section as “Future” are projected, and have not come to fruition.
International Expansion
     Because the fundamental models underlying our business are modular and scaleable, we foresee future international expansion. We intend to begin offering Hollywood Previews to non-US markets, possibly as early as the fourth-quarter of 2006. Any early international expansion would initially target the following English speaking markets, and may include direct or subsidiary operations in:
•	Canada

•	The United Kingdom

•	Australia
     Subsequently, and subject to viability and capital availability, we may form additional subsidiaries to service and expand operations into the following international markets:

•	Japan

•	Western Europe

•	China

•	South America

•	India
Intellectual Property/License Agreement
     Hollywood Previews, Inc. (“HPI”), iMedia International’s wholly owned subsidiary, was originally incorporated in California on July 25, 2002 under the name DTV Studios. Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the “Merger Agreement”), a wholly owned subsidiary of the Company’s corporate predecessor, Irvine Pacific Corporation (“IPC”) merged with and into Hollywood Previews, Inc. (“HPI”), on August 29, 2003, resulting in HPI becoming a wholly owned subsidiary of IPC (the “Acquisition”). At the time of the Acquisition, HPI held an exclusive license (the “License”) from iPublishing, Inc. (“iPublishing”), an affiliate of the Company, to use iPublishing’s intellectual property (the “iPublishing Technology”). iPublishing’s three shareholders, David MacEachern, Scott Kapp and Franklin Unruh (each of whom owns approximately 33% of the outstanding securities of iPublishing), are each officers and directors of the Company. The financial statements of iPublishing are combined with those of iMedia International, Inc. and, accordingly, all intercompany transactions are eliminated upon combination. The sole consideration for the License was a royalty arrangement pursuant to which iPublishing receives 5% of defined gross margin annually, generated by disks produced by the Company using the iPublishing Technology. Because the License is exclusive, iPublishing may not license or assign any of its intellectual property to any other party and may not compete with the Company. It is the Company’s intention to permanently acquire ownership of the iPublishing Technology at some point in the future when operations and revenue have stabilized. In connection with the License, HPI purchased all of iPublishing’s personal property and equipment, which iPublishing had previously purchased from one of its shareholders and officers. The purchase transaction has been accounted for at the carry-over basis of the assets, valued at $71,196, at which they were obtained by the shareholder/officer of iPublishing. HPI has since transferred the License to its parent, the Company. The iPublishing Technology consists of various proprietary procedures, codes, technologies, copyrights, trademarks and brands, along with the proprietary suite of mastering software used to create our CD-ROM and DVD-ROM products.
     Under the terms of the License, the Company is obligated to use its best efforts to commercially exploit the License and the iPublishing Technology to create a royalty-stream that will allow iPublishing and its preferred shareholder, Franklin Unruh, to service and retire certain debt obligations encumbered as a result of his acquisition of the iPublishing Technology. The iPublishing Technology was obtained by Mr. Unruh through a UCC 9504 “Transfer in Lieu of Foreclosure” resulting from a default on certain indebtedness to Mr. Unruh by Mod Studios Inc, a Delaware corporation. At the time of the transfer, Mod Studios Inc. was owned by Messrs. Unruh, MacEachern and Kapp.
     The Company and iPublishing are currently negotiating the acquisition of the ownership rights in the iPublishing Technology, and are in the process of determining the fair market value thereof.
Competition
     Our competition currently comes in two forms, direct competition and indirect competition. Indirect competition is every other form of media (i.e. print, broadcast, internet, radio and outdoor) that is vying for the same, limited advertising budget of our customers.
     Direct competition for our custom B2B products takes the form of other digital media companies that can provide similar CD and DVD creation and replication services. This section of our business is a cottage industry. Our competitors are generally small, privately-held companies that offer limited media and creative services. When it comes to creating, authoring and distributing custom digital B2B disc solutions, there is no major or dominant competitor.
     As far as competition for our newspaper syndication business, we have no direct competition. As far as we know, there are no other companies that have created a product line of proprietary digital publications exclusively for distribution in newspapers. This first-mover position gives us a key advantage over future competition as we now have the ability to lock-up exclusive newspaper distribution channels in major metropolitan markets. With some exceptions (such as New York City), most major metropolitan markets have one dominant newspaper. Our goal is to secure an exclusive partnership with the dominant newspaper in each market, thereby significantly raising the barrier to competition for future competition as we lock-up each market’s major distribution channel.

Internet Competition
     With recent advances in video compression technology and the increasing availability of broadband access to consumers, computer users who wish to view theatrical trailers or listen to music may now do so online. There are various websites devoted to the entertainment industry that have the capability to stream or serve movie previews and other multi-media content. With each new major motion picture release, a website is usually created by the studio to assist in the promotion of the film. These sites provide viewers the ability to watch and in some cases download movie previews. These web sites are created and operated usually at a loss by the studios or film distributors, and have a limited term of operation. Commercial web sites that stream or serve movie previews face significant challenges involving bandwidth and connectivity that can be very expensive to overcome. As most consumers are not willing to pay to view movie previews, Internet subscription models are not viable. Conversely, because of stringent copyright issues, some online companies may not be able to charge users for viewing studio-owned trailers without paying them a royalty. Therefore, entertainment-based web sites must rely upon revenues generated by banner or other advertising, merchandising or studio participation in order to subsidize the cost involved in serving movie previews to a large audience. The exceptions are sites like AOL and Yahoo! that now offer streaming movie previews directly from their home page. These major portal sites have already developed the infrastructure necessary to stream video content to a mass audience. Although entertainment content will continue to be readily available to consumers via the internet, significant download times and streaming video quality will remain problematic.
     Although the Internet also provides for an interactive, multi-media experience, the Internet has limited reach as it cannot be physically distributed and is not archival. Physical distribution capability is a major advantage of the Company’s disc products over Internet competition. We not only can deliver multi-media messages directly to any targeted demographic, but our discs also deliver the Internet with one-click, something no other media can do.
Traditional Print Competition
     Traditional magazines will continue to play a prominent role in delivering content, news and information. Revenues generated from print media constitute the majority of publishing revenues derived worldwide. Magazines that cater to entertainment may be well-established and have vast circulation. These magazines can attract a larger and more diverse group of sponsors than the Company. These magazines may be very well-funded and/or have national brand recognition.
     Traditional print media has always lacked the capacity to report back to sponsors accurate data as to the effectiveness of sponsors’ ad campaigns. Other than the interpolation of circulation and reader poll data, neither publishers nor sponsors can provide accurate determinations of reader interest. Traditional publishers can make only best-effort judgments about consumer response, ad placement, etc. Through proprietary audience measurement technology, we have the ability to report accurate and real-time data to sponsors as to the effectiveness of their advertising. This real-time auditing capability is very unique in the publishing industry and may prove to be a substantial advantage to us in securing sponsors.
     We foresee that, over time, large, established publishers eventually will begin creating their own proprietary digital content to amend and enhance their printed publications. We therefore desire to become pro-active to this competitive threat. As the initial cost to develop and perfect the coding, templates and functionality of an interactive disc could exceed several million dollars, we intend to form new joint ventures with these publishers, or enter into license agreements that will allow them to employ our proprietary I-Publishing Software Suite. By doing so, we may be able to convert potential competition into revenue producing partnerships.
PRINCIPAL SUPPLIERS – ROYALTIES
Royalty to iPublishing, Inc.
     We produce our products using intellectual properties licensed from iPublishing, Inc. iPublishing Inc. is a related party owned equally by David MacEachern, Scott Kapp and Franklin Unruh who also serve as directors of iMedia International. In exchange for the exclusive license, we pay iPublishing a royalty of 5% of the gross profit derived from each project or program that uses the licensed IP. We are currently negotiating the acquisition of the IP and license from iPublishing. iPublishing has agreed in principal to a sale or transfer, and we expect that the transaction shall be formalized during 2006. The financial statements of iPublishing are combined with those of iMedia International, Inc. and, accordingly, all inter-company transactions are eliminated upon combination.
     We have a continual need for service providers for the outsourced replication of our CD and DVD-ROM products, along with qualified printing companies that can handle large orders of CD and DVD-ROM packaging. Currently, there are many outside vendors who can provide these services, both domestically and internationally. The printing and disc replication business is considered a commodity industry, and there is presently significant competition for orders. Manufacturing capacity far exceeds current demand. We typically use two or three different disc replication vendors and two or three different printing vendors to handle our respective orders. Each of these vendors are large, well capitalized companies. Should these vendors be unable to meet our manufacturing needs, finding other suitable vendors whose pricing is similar to our current vendors would not be problematic.

Dependence Upon Customers
     We continue to see an increase in the number of our new customers, and believe that future sales will not continue to be concentrated on any one or few of these clients. During the twelve-month period ending December 31 2005, the Company increased new clients from 13 to 36 during the same period in 2004. The Company continues to realize repeat business with many of its original customers. These repeat orders tend to become progressively larger as our Digital Media Solutions are tested by our clients and expanded from local to regional and national programs. As new clients proceed through this sales and re-order cycle, we anticipate that future gross sales will continue to be allocated over an increasingly large customer base.
Employees
     As of December 31, 2005, the Company had 43 employees and/or full-time independent contractors of whom approximately one-half are involved with graphics, programming, design, and video production, eight in sales and marketing, six in general office administration, and seven in executive management. Executive officers are compensated by way of consulting agreements with their respective independent corporations. There have never been any litigation issues with employees and the Company considers its relationships with its employees to be satisfactory. The Company has, since inception, relied heavily upon outside contractors, consultants, attorneys and other independent professionals to augment its employees and to aid in the performance of duties. The Company intends to continue using outside contractors, consultants, attorneys and other professionals until such time as it elects to hire employees to fulfill these obligations.
Government Regulation and Other Matters
     The Company is currently unaware of any government intervention or legislative acts pertaining to its industry that could have a materially adverse affect on its operations or viability.
     The Company is dependent upon certain standard industry practices that if changed could adversely affect our business. The largest and single most important factor relates to the dissemination, redistribution and re-publishing of trademarked or other rights-protected materials currently available to our subsidiary, HPI, for the production of the Hollywood Previews (TM) Entertainment Magazine. The Company does and will continue to rely upon the availability of certain media, video clips, audio clips, photographs, graphics and other collateral materials produced by movie studios and record companies for the promotion of our products. It is an industry practice that promotional materials are provided free-of-charge to established and credentialed news or media agencies. These promotional materials are usually distributed through “press kits” or other special disseminations to various media organizations, publishers, TV shows and news organizations for publication or re-broadcast. Media companies, publishers and broadcasters then incorporate this copyrighted content into their various proprietary programs for broadcast or redistribution.
     Although the Company does not expect a change in the way studios and record companies distribute or license their copyrighted promotional materials, should for some reason these promotional materials be unavailable or should there be a requirement to pay for the use of these materials, HPI’s business could be materially and negatively affected.
     In addition, the use of celebrity names and/or likenesses, even when believed to be in the public domain or when provided as a part of a studio’s promotional materials, may be subject to certain rights protections of which the Company may not have been made aware, or that may not have been clearly established. Hence, although not anticipated, the Company could face claims arising from the use of these real or perceived intellectual properties from right holders or other entities who may claim damages based upon our unauthorized use or other infringement.
     Finally, over the past few years, an increasing number of celebrities have entered promotional agreements, and have become spokespersons for various consumer products such as soda, athletic equipment, cars and national brands. It is possible that the Company may create a conflict of interest with these celebrities and/or their sponsors though passive association with sponsors advertising in our publications. Although these conflicts currently exist in traditional media and print magazines (these magazines have numerous and competing sponsors in the same publications), rights issues and case laws inherent in digital media are not as clearly defined. Therefore, the Company has decided to obtain multi-media insurance in an amount adequate to protect and defend itself should a problem arise. The Company does not presently carry this insurance, but intends to acquire it as soon as it becomes practicable.
Business Environment
     The Company intends to continue deriving revenues from a variety of products and from services, fees and royalties in the entertainment, information and publishing industries. The core business revolves around publishing, promotion and advertising using various disc magazines, brochures, directories and publications. In addition, the Company expects to produce revenues and royalties from a variety of synergistic industry-related projects and ancillary sales.

Information, Publishing and Media as a Global Industry
     The “information industry” is one of the largest single sectors of the U.S. economy. This sector is comprised of several main industries including publishing, motion pictures and sound recording, broadcasting, telecommunications, news and information services.
     Publishing and media is a global industry with the major industrialized nations producing revenues similar but slightly less than that of the U.S. when revenues are factored in as a percentage of population.
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
Digital Publishing and Digital Media
     Digital publishing and digital media are developing technologies that continue to find new venues, uses and applications. With the advent of personal computers, the internet, wireless devices, cable television, PDAs, smart phones and other devices used to receive and transmit digital media, the opportunities for interaction between consumers, broadcasters, publishers and advertisers continues to expand. Content delivered through interactive media (via computers as a “lean forward experience”) provides to consumers a far more involving experience than by passive viewing alone (via TV as a “lean back experience”). Interactive disc based media is simply archival media that is physically deliverable and can be collectible or used for personal reference. Consumers now have more choices, as to how they want to experience media or purchase products, than ever before. Interactivity allows consumers to instantly receive more information about what they are interested in, and to easily bypass information in which they are not interested. Interactivity also allows for vast data-mining capabilities, so publishers and advertisers can receive accurate information as to what consumers are actually viewing, when they are viewing and the viewer demographic. Digital publishing industries will continue to evolve as additional and new forms of digital distribution become available and are publicly accepted.
     Digital publishing consists mainly of digital multi-media. Digital multi-media can be both interactive or passive depending upon the advertisers’ or viewers’ choice. Digital publishing is limited only by the capability of the technology and the publisher’s method of distribution. Passive digital media is currently being used extensively in the U.S. to display content and advertising at ATM machines, grocery lines, airports, fast food restaurants, convenience stores, hotel lobbies and a variety of other locations and businesses. However, interactive digital media is becoming more popular as new technologies, consumer products and services become available.
     Digital media and interactive digital publishing have the potential to rapidly become a significant threat to traditional forms of published media (such as print). With each new generation of consumer becoming more and more accustomed to receiving information from electronic media sources (i.e., television, internet, wireless devices) and less reliant on traditional media like newspapers, books and magazines, interactive digital media and disc publishing is fast becoming a preferred and adopted method of distributing information to younger consumers. In addition, growth projections for established publications and periodicals tend to remain relatively flat as the subscriber and reader base becomes saturated. Traditional publishers see digital media like Hollywood Previews (TM) Entertainment Magazine, Travel and Fashion Previews as welcome enhancements to their printed newspapers, magazines and periodicals.
Home Computers, Entertainment and Multi-Media
     The advent of the home computer, the internet, video games, digital photography, CD-ROMs, DVDs, and the developing technologies that allow these devices to interact, communicate and network, have created consumer demand for more uses and adaptability from these devices. Each year, millions of new personal computers are sold, with most being equipped with state-of-the-art multi-media players. By their use, consumers continue to demonstrate their positive acceptance of the home computer as a prominent source of information and entertainment. The CD-ROM is a world-wide standard, playable on virtually every personal computer, PC or Mac, one of the few such standards that exist.
     Each year, more and more computers are becoming linked by high-speed connection either through the Internet or through wide or local networks, providing consumers with the opportunity to interact with other computer users. Interactive computer video games, chat rooms, instant messaging and interactive e-mail demonstrates that many computer users desire interactive content and capability.

     Industry statistics continue to show that computer users devote a large majority of their computer time to entertainment, playing games and surfing the Internet. The adoption of CD-ROM and DVD technology has made the home computer a true multi-media experience. With constantly improving graphics, speed and quality, along with the availability of rich media content, multi-media computers provide users with ever-increasing entertainment choices.
Traditional Publishing vs. Digital Publishing
     Traditional publishing has remained virtually unchanged for decades. It may consist of print media such as newspapers, books and magazines, directories like the Yellow Pages, and non-print media such radio and television. Content such as news, recorded music, television shows and other content is provided by the publisher and delivered to the consumer either for free (i.e. radio, broadcast television and directories) or at greatly subsidized costs (i.e. newspapers, magazines and cable television). In traditional media, content is provided to attract viewers or subscribers and the publisher derives revenues through the sale of ads or sponsorships. Advertisers pay rates based upon the number of viewers or circulation of the publication. Advertisers pay regardless of whether or not their ad was viewed, and as traditional publishing is passive, there is no way for an advertiser to accurately determine how many people viewed their ads, or how many unique views it received. For example, a magazine purchased at a newsstand might only be viewed by that one person on a lone occasion. However, the same magazine placed in the lobby of a medical office may be viewed repeatedly by many different (unique) readers over a period of a month or longer. The industry term for this is “pass-along”.
     Digital publishing is substantially different yet still similar to traditional publishing. Revenue models are very similar. Content is provided usually in the form of multi-media (video and audio) and like traditional publishing, is provided at a subsidized cost or no charge to the viewers or subscribers. Just as with traditional publishing, revenues are derived from the sale of ad space, promotions and sponsorships, and costs are based upon each journal’s circulation. However, because the Company’s publishing is interactive, both the publisher and sponsors (advertisers) can now identify the viewer, determine which ads were viewed, for how long and even direct the viewer back to the corporate sponsor for additional information. Digital publishing therefore is much more accurate as to its reporting, and when compared to traditional publishing can be a more efficient and cost-effective alternative.
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
     Competition for market share has caused motion picture studios to allocate large portions of their distribution budgets to promotion and advertising. As motion pictures are a very visual art form, studios traditionally look to advertising media that can visually showcase their products to their largest demographic audience. Television spots, theatrical trailers and print (newspaper) advertising have long been the mainstay for studio marketing executives.
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
ITEM 2. DESCRIPTION OF PROPERTY
     Our principal management offices are located at 1721 21st Street, Santa Monica, California 90404. The property is leased on a month-to-month basis and consists of 3,000 square feet of mixed-use office, production and warehouse space. In addition we rent additional parking spaces sufficient to accommodate our current staffing levels. The additional parking is on a 12 month lease. Combined annual rent expense is approximately $67,000.
     Office equipment consist of state of the art computers, servers, audio and video editing equipment, CD duplication equipment, telephones, desks, chairs and other miscellaneous equipment that in management’s opinion are in overall good operating condition and adequate to meet our immediate needs. However, we foresee the need to quickly acquire additional or larger facilities in order to attain and service our projected growth. In addition, we will need to continually upgrade or acquire additional office equipment, computers and other devices. We are dependant upon proven technology to produce and distribute our products.
ITEM 3. LEGAL PROCEEDINGS
     The Company is not a party to any pending material legal proceedings and is not aware of any threatened or contemplated proceeding by any governmental authority against the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     The Company did not submit any matters to a vote of security holders during this reporting period.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
     Prior to our “reverse merger” on August 29, 2003, our stock had been inactive with only a few isolated transactions at approximately $0.01 per share
     Up until November 24th, 2004,our common stock was traded over-the-counter on the “Pink Sheets” under the symbol “IMNL”. The “Pink Sheets” is not a national exchange, therefore exposure and liquidity for our common stock was limited. On November 24th, 14 months after the initial application was filed, our OTC-BB listing was granted. During the twelve months ending December 31, 2005, liquidity in the public market improved, but we continue to be very thinly traded with little liquidity.
     As at March 29, 2006, the last sale price of our Common Stock was $0.25 per share on volume of 30,000 shares.
     Our common shares are currently quoted on the OTC Bulletin Board under the symbol “IMNL.” The following table sets forth the quarterly high and low bid prices for our common shares on the OTC Bulletin Board for the periods indicated, as reported by NASDAQ. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. For transactions occurring prior to November 23, 2004, the source of the following information was obtained from the Pink Sheets and from the OTC-BB.com for the period beginning November 23, 2005 to present.

	Bid Price
Period	High	Low

Fiscal Year 2005:
December 31, 2005	$0.42	$0.15
September 30, 2005	$0.70	$0.37
June 30, 2005	$1.26	$0.42
March 31, 2005	$1.55	$0.40
Fiscal Year 2004:
December 31, 2004	$2.00	$1.01
September 30, 2004	$2.25	$1.50
June 30, 2004	$2.25	1.75
March 31, 2004	$2.50	$1.15
Holders
     We have approximately 777 record holders of our common stock as of March 20, 2006, according to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares, not including an indeterminate number of stockholders who may hold their shares in street name.
Dividend Policy
     We do not anticipate that we will pay any dividends with respect to our common stock in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.
     We cannot pay any dividends on our common stock if any dividends due on our outstanding Series A Preferred Stock or Series B Preferred Stock are unpaid. Holders of Series A Preferred Stock are entitled to receive cumulative dividends of 6% per annum, based on the stated value of $1,000 per share. Holders of Series B Preferred Stock are entitled to receive cumulative dividends of based on the stated value of $1,000 per share of Preferred Stock at the rate of 6% per annum until the fourth anniversary of the Original Issue Date, 9% per annum from the fourth anniversary of the Original Issue Date until the fifth anniversary of the Original Issue Date and 14% from the fifth anniversary of the Original Issue Date until the Preferred Stock is no longer outstanding. Dividends on our Series A and Series B Preferred Stock are payable quarterly on March 1, June 1, September 1 and December 1.

Securities Authorized For Issuance Under Equity Compensation Plans
     We did not have any equity compensation plans at the end of our last fiscal year.
Stand Alone Grants
     We do not have any outstanding stock options or stock appreciation rights. In the future, our board of directors may grant additional common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any formal stock plans. The terms of these grants may be individually negotiated.
RECENT SALES OF UNREGISTERED SECURITIES
     We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the two year period ending as of December 31, 2005 of this Form 10-KSB. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).
     On December 31, 2005, we issued to Jason Ghandi, an employee, a three-year warrant to purchase up to 391,350 shares of common stock at an exercise price of $0.25, for programming services. We valued the warrant at $74,109, using the Black-Scholes method.
     On December 16, 2005, we issued 100,000 common shares to Anthony J. Fidaleo, our Chief Financial Officer as a signing bonus. We valued these shares at $24,000.
     On December 16, 2005, we issued 30,000 common shares to Julie Rytand as a signing bonus. We valued these shares at $6,000.
     On December 15, 2005, we issued to Brda and Company, LLC, a three-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.40, as consideration for sales and marketing services. We valued the warrant at 9,241, using the Black-Scholes method.
     On December 6, 2005 we issued 246,753 common shares to holders of our Series A Preferred Stock as dividend payments.
     On December 6, 2005 we issued 399,247 common shares to holders of our Series B Preferred Stock as dividend payments.
     On December 1, 2005, we issued to Rosaland Davidowitz, an assignee of J. Morton Davis, a one-year warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $0.40, as consideration for financial consulting and marketing services. We valued the warrant at 123,609, using the Black-Scholes method.
     On November 2, 2005 we issued a total of 60,000 shares of common stock valued at $60 to six original shareholders of Hollywood Previews Inc. The six shareholders held a corresponding number of Hollywood Previews Inc. shares that were never exchanged or recorded at the time of the Company’s reverse merger. The shares were originally issued as founder’s shares and valued at par. The shares were incorporated and recorded in the Company’s restated Combined Statement of Shareholder’s Equity as of December 31, 2003.
     On October 14, 2005 we issued 35,000 shares of common stock to CEO Cast. We valued the transaction at $12,501 and recorded as payment for investor relations services.
     On October 13, 2005, we issued 335,686 common shares valued at $119,504 to holders of our Series A Preferred Stock as payment for liquidated damages.
     On September 16, 2006 we issued 6,097 shares to DS Consulting Inc. as sales commissions. The transaction was valued at $2,500.
     On September 23, 2005, we issued 62,500 shares of common stock to Richardson & Patel LLP in consideration for legal services rendered. The transaction was valued at $37,501.
     On September 1, 2005, we issued 142,278 common shares to holders of our Series A Preferred Stock as dividend payments and liquidated damages. We valued the transaction at $69,241. On November 16, 2005 we cancelled 11,701 of these shares valued at $4,083 that were rejected by the holder and reversed. The shareholder was compensated with cash. Accordingly, the net value of the common stock issued was $65,158.
     On August 25, 2005 we issued to The Shemano Group, and its assigns, 43,252 common shares valued at $22,016 to settle a dispute over outstanding investment banking over-ride commissions.
     On August 24, 2005 we issued to Axiom Capital Management Inc. and Atlas Capital Services Inc. (or their assigns or designees), 4-year warrants to purchase the aggregate of 1,211,250 common shares, at the exercise price of $0.40 per share for placement agent commissions on the Company’s Series B Preferred stock offering. We valued the warrants at $412,845 using the Black-Scholes method
     On August 19, 2005 we issued to Richardson & Patel LLP a three-year warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.40 per share. The warrants were valued at 83,854, and issued as consideration for legal services rendered.

     On August 15, 2005 we issued to Brda and Company LLC a four-year warrant to purchase up to 43,750 shares of common stock at the exercise price of $0.40 per share. The warrants were issued as consideration for sales and marketing consulting services rendered, and we valued the warrant at $20,681 using the Black-Scholes method.
     On August 15, 2005 we issued to KBK Ventures, Inc. a four-year warrant to purchase up to 43,750 shares of common stock at the exercise price of $0.40 per share. The warrants were issued as consideration for investor relations consulting services rendered, and we valued the warrant at $20,681 using the Black-Scholes method.
     On August 15, 2005 we issued to DermaPlus, Inc. a four-year warrant to purchase up to 45,000 shares of common stock at the exercise price of $0.40 per share. The warrants were issued as consideration for investor relations consulting services rendered, and we valued the warrant at $21,272 using the Black-Scholes method.
     On June 2, 2005, the we issued to our investment bankers, placement agent and their assigns, warrants to purchase the aggregate of 2,617,950 shares of common stock at an exercise price of $0.40 for a period of up to 4-years. We valued the warrant at $412,845, using the Black-Scholes method.
     On May 31, 2005, as consideration for MicroCapital Funds granting loan extensions on certain notes closed on September 1, 2004, we issued an aggregate of 555,556 five-year warrants at $0.40 per share, and reduced the exercise price for the existing 1,111,000 warrants previously issued to MicroCapital Funds from $0.90 to $0.40. The underlying notes have subsequently been fully repaid.
     On March 31, 2005, we issued 5,000 shares of common stock to DS Consulting, in consideration for the provision of Sales and Marketing services. We valued the common stock at $5,000.
     On March 31, 2005, we issued 25,000 shares of common stock to Virtus Media Sales, in consideration for the provision of Sales and Marketing services. We valued the common stock at $18,750.
     On March 31, 2005, we issued 75,000 shares of common stock to CEO Cast, Inc., in consideration for the provision of Investor Relations services. We valued the common stock at $75,000.
     On March 23, 2005, we issued 500,000 shares of common stock to Salzwedel Financial Communications, in consideration for the provision of Investment Relations services. We valued the common stock at $545,000.
     On March 9, 2005 we sold the aggregate of 30,000 shares at $0.50 per share to one accredited investor. The placement was sold as a unit of two common shares and warrants to purchase two common shares at $0.75 and $1.00 respectively. The Company received a gross total of $15,000. There were no commissions paid in conjunction with this offering.
     In March 2005, we offered holders of certain one-year warrants the opportunity to exercise these warrants at $0.40 per share, which was at a discount to the warrant face exercise price. At the time of the offer, the market price of the Company’s common stock was approximately $0.50 per share, and there was little trading volume. 20 warrant holders took advantage of this opportunity and exercised warrants for 2,874,119 common shares. In exchange we received net proceeds of $1,134,962. As a condition to the agreement, for each warrant exercised, we issued a replacement warrant having the same term, expiration and strike price of those of the original warrant. In all, we issued 1,437,061 warrants with an exercise price of $1.00 and 1,437,058 warrants with an exercise price of $1.25 to these holders. These replacement warrants will expire on February 2, 2006. There were no commissions paid in conjunction with these warrants.
     On February 28, 2005, we issued 1,300,000 shares of common stock to KBK Ventures, in consideration for the provision of Investment Relations services. We valued the common stock at $520,000.
     On February 22, 2005, we issued 350,000 shares of common stock to K-Com Communications, in consideration for the provision of Investment Banking. We valued the common stock at $150,500.
     On February 2, 2005 we issued a total of 6,163,559 out-of-the-money warrants to purchase additional shares of common stock to approximately 40 investors to the Company’s prior private placements. We issued these warrants to compensate for the illiquidity experienced by these investors while the Company was delayed in obtaining its OTC-BB listing. 3,054,617 warrants are exercisable at the price of $1.00 per share, and 3,108,942 of these warrants are exercisable at the price of $1.25 per share. Each warrant issued was for a one-year term and will expire on February 2, 2006. The value of the warrants was calculated at $481,458.
     On January 4, 2005, we issued 32,500 shares of common stock to Andrew Walkinshaw, in consideration for the provision of Employee Bonus. We valued the common stock at $40,625.
     On January 4, 2005, we issued 32,500 shares of common stock to Brian Hunkins, in consideration for the provision of Employee Bonus. We valued the common stock at $40,625.
     On January 4, 2005, we issued 25,000 shares of common stock to Jeff Thomas, in consideration for the provision of Employee Bonus. We valued the common stock at $31,250.

     On January 4, 2005, we issued 25,000 shares of common stock to Alex Ranarivelo, in consideration for the provision of Employee Bonus. We valued the common stock at $31,250.
     On January 4, 2005, we issued 15,000 shares of common stock to David Reynolds, in consideration for the provision of Employee Bonus. We valued the common stock at $18,750.
     On January 4, 2005, we issued 15,000 shares of common stock to Kenneth Bennett, in consideration for the provision of Employee Bonus. We valued the common stock at $18,750.
     On January 4, 2005, we issued 15,000 shares of common stock to Damon O’Stein, in consideration for the provision of Employee Bonus. We valued the common stock at $18,750.
     On January 4, 2005, we issued 15,000 shares of common stock to Francis Magana, in consideration for the provision of Employee Bonus. We valued the common stock at $18,750.
     On January 4, 2005, we issued 15,000 shares of common stock to James Leger, in consideration for the provision of Employee Bonus. We valued the common stock at $18,750.
     On January 4, 2005, we issued 15,000 shares of common stock to Nida Borja, in consideration for the provision of Employee Bonus. We valued the common stock at $18,750.
     On January 4, 2005, we issued 10,000 shares of common stock to Star Michael, in consideration for the provision of Employee Bonus. We valued the common stock at $12,500.
     On January 4, 2005, we issued 10,000 shares of common stock to Matteo Indelicato, in consideration for the provision of Employee Bonus. We valued the common stock at $12,500.
     On January 4, 2005, we issued 10,000 shares of common stock to Edward Hwang, in consideration for the provision of Employee Bonus. We valued the common stock at $12,500.
     On January 4, 2005, we issued 62,000 shares of common stock to Baxter Capital Advisors, Inc., in consideration for the provision of Investment Banking services. We valued the common stock at $77,500.
     On January 4, 2005, we issued 15,500 shares of common stock to Mid South Capital, Inc., in consideration for the provision of Investment Banking services. We valued the common stock at $19,375.
     On January 4, 2005, we issued 127,500 shares of common stock to ROI Group Associates, in consideration for the provision of Investor Relations services. We valued the common stock at $159,375.
     On January 4, 2005, we issued 23,875 shares of common stock to vFinance Investments, Inc., in consideration for the provision of Investment Banking services. We valued the common stock at $29,843.
     On January 4, 2005, we issued 21,375 shares of common stock to Vince Calicchia, in consideration for the provision of Investment Banking services. We valued the common stock at $26,718.
     On January 4, 2005, we issued 4,750 shares of common stock to John Rich, in consideration for the provision of Investment Banking services. We valued the common stock at $5,937.
     On January 5, 2005 we issued an aggregate of 130,000 shares of our common stock valued at $65,289 to three individual accredited investors in consideration for the extension of the maturity date of notes held by the three investors and cancellation of warrants issued to the investors on July 29, 2004, to purchase up to 130,000 shares of common stock at an exercise price of $0.50 for a period of up to 2-years. We valued the warrants at $94,900, using the Black-Scholes method.
     On December 31, 2004, we issued 30,000 shares of common stock to Bernie Luskin, in consideration for the provision of Advisory Board services. We valued the common stock at $21,900.
     On December 14, 2004 we issued a two-year warrant to purchase 50,000 shares at $1.00 per share to Sanshin LLC for sales consulting services. We valued the warrant at $6,870 using the Black-Scholes Method.
     On December 9, 2004, we issued to Ross Goodman, a warrant to purchase up to 228,375 shares of common stock at an exercise price of $1.00 for a period of up to 3-years, in consideration for the provision of Advisory Board Services. We valued the warrant at $43,871, using the Black-Scholes method.
     On December 9, 2004, we issued to Michael Mack, a warrant to purchase up to 228,375 shares of common stock at an exercise price of $1.00 for a period of up to 3-years, in consideration for the provision of Advisory Board Services. We valued the warrant at $43,871, using the Black-Scholes method.
     On September 30, 2004, we issued 200,000 shares of common stock to Intercapital Group, LLC, in consideration for the provision of Investment Banking services. We valued the common stock at $146,000.

     On September 30, 2004, we closed on a Stock Purchase Agreement with Langley Park Investments LLP, a London-based institutional investment trust. Langley Park purchased 4,000,000 of the Company’s common shares at the price of $1.90 per share.
     On September 24, 2004, we issued 15,000 shares of common stock to Nida Borja, in consideration for the provision of Employee Bonus. We valued the common stock at $10,950.
     On September 24, 2004, we issued 20,000 shares of common stock to James Leger, in consideration for the provision of accounting services. We valued the common stock at $14,600.
     On September 24, 2004, we issued 25,000 shares of common stock to Steven Levy, in consideration for the provision of Sales and Marketing services. We valued the common stock at $18,250.
     On September 24, 2004, we issued 45,000 shares of common stock to Bryan Altman, in consideration for the provision of Programming Services. We valued the common stock at $32,850.
     On September 1, 2004, we issued to Reed Fryermuth, a warrant to purchase up to 15,000 shares of common stock at an exercise price of $0.90 for a period of up to 5-years, in consideration for the provision of Offering Commissions. We valued the warrant at $4,440, using the Black-Scholes method.
     On September 1, 2004, we issued to Gary Shemano, a warrant to purchase up to 15,000 shares of common stock at an exercise price of $0.90 for a period of up to 5-years, in consideration for the provision of Offering Commissions. We valued the warrant at $4,440, using the Black-Scholes method.
     On September 1, 2004 we closed on two short-term convertible notes payable to MicroCapital Fund, LP and MicroCapital Fund LTD (separately and collectively “Lenders”) accredited investors. We borrowed the aggregate amount of $1,000,000 payable to Lenders in 120 days. The Note bore simple interest of 15%. As an incentive to make the loan, Lenders were issued 5-year warrants to purchase up to the aggregate of 1,111,000 shares of common stock at $0.90 per share. On December 28, the notes were extended for an additional four months and the exercise price of these warrants reset to $0.70. On April 28, 2005, the loan was again extended for an additional 30 days. As a concession to the Lenders for these extensions, on May 31, 2005 we issued an aggregate of 555,556 additional 5-year warrants at $0.40 per share, and reduced the exercise price for the existing 1,111,000 warrants from $0.90 to $0.40. The notes have subsequently been fully repaid.
     Between August 8, 2004 and September 23, 2004 we sold the aggregate of 195,000 shares at $1.00 per share, to four accredited investors. The placement was sold as a unit of two common shares and (1) a three-year warrant to purchase two additional common shares at $1.00. The Company received a gross total of $195,000, and paid $14,300 in commissions and fees. We issued 195,000 warrants in conjunction with this offering and valued these warrants at $36,853 using the Black-Scholes Method.
     On August 6, 2004 we issued a two-year warrant to purchase 54,325 shares at $1.00 per share to Jason Gandhi for programming services. The warrant was committed to be issued on November 4, 2003 but was not issued until 2004. We valued the warrant at $16,015 using the Black-Scholes method.
     On August 4, 2004, we issued a two-year warrant to purchase 271,625 shares of common stock at $1.00 per share to Ricobono and Associates for advisory board services. We valued the warrant at $37,321 using the Black-Scholes method.
     On August 3, 2004, we issued 54,325 shares of common stock to Rick Riccobono, in consideration for the provision of consulting services. We valued the common stock at $39,657.
     On July 20, 2004, we closed on three short-term loans totaling $130,000. These loans were made to the Company by parties related to the Company and/or its officers or directors. The Company issued a promissory note to each lender. Each note had identical terms and conditions, although the note amounts varied. The notes had a term of 90-days and bore interest at 8% annually. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share were issued to the lenders as an incentive to make the loans. We valued the warrants at $94,900, using the Black-Scholes method. The loans were extended at the same terms for an additional 90-days, however, as a concession to the lenders on January 5, 2005 we issued an aggregate of 130,000 shares of common stock valued at $65,289 as consideration for these extensions. We thereafter cancelled the 130,000 warrants previously issued. The underlying Notes have subsequently been fully paid.
     On July 1, 2004, we issued to Bombay Investments, a warrant to purchase up to 41,666 shares of common stock at an exercise price of $0.10 for a period of up to 2-years, in consideration for the provision of Investor Relations services. We valued the warrant at $37,647, using the Black-Scholes method.
     On June 30, 2004, we issued to Franciscs Magana, a warrant to purchase up to 10,866 shares of common stock at an exercise price of $1.00 for a period of up to 2-years, in consideration for the provision of employee bonus. We valued the warrant at $1,533, using the Black-Scholes method.
     On June 30, 2004, we issued to Soloman Grey Financial Services, a warrant to purchase up to 44,150 shares of common stock at an exercise price of $1.00 for a period of up to 3-years, in consideration for the provision of Offering Costs. We valued the warrant at $12,274, using the Black-Scholes method.

     On June 1, 2004, we issued to Bombay Investments, a warrant to purchase up to 41,666 shares of common stock at an exercise price of $0.10 for a period of up to 2-years, in consideration for the provision of Investor Relations services. We valued the warrant at $37,647, using the Black-Scholes method.
     On May 25, 2004, we issued to Gabe Bauman, a warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.00 for a period of up to 4-years, in consideration for offering costs. We valued the warrant at $17,946, using the Black-Scholes method.
     On May 25, 2004, we issued to Gabe Bauman, a warrant to purchase up to 3,570 shares of common stock at an exercise price of $1.00 for a period of up to 4-years, in consideration for the provision of Investor Relations services. We valued the warrant at $703, using the Black-Scholes method.
     On May 25, 2004, we issued to Jean Jacquentin, a warrant to purchase up to 765 shares of common stock at an exercise price of $1.00 for a period of up to 4-years, in consideration for offering costs. We valued the warrant at $151, using the Black-Scholes method.
     On May 25, 2004, we issued to Per Headblom, a warrant to purchase up to 510 shares of common stock at an exercise price of $1.00 for a period of up to 4-years, in consideration for offering costs. We valued the warrant at $100, using the Black-Scholes method.
     On May 25, 2004, we issued to Jean Jacquentin, a warrant to purchase up to 5,000 shares of common stock at an exercise price of $1.00 for a period of up to 4-years, in consideration for the provision of Investor Relations services. We valued the warrant at $997, using the Black-Scholes method.
     On May 25, 2004, we issued to Mark Sansom, a warrant to purchase up to 5,000 shares of common stock at an exercise price of $1.00 for a period of up to 4-years, in consideration for the provision of Investor Relations services. We valued the warrant at $997, using the Black-Scholes method.
     On May 25, 2004, we issued to Mark Sansom, a warrant to purchase up to 255 shares of common stock at an exercise price of $1.00 for a period of up to 4-years, in consideration for offering costs. We valued the warrant at $50, using the Black-Scholes method.
     On May 25, 2004, We issued to Bombay Investments, a warrant to purchase up to 41,671 shares of common stock at an exercise price of $0.10 for a period of up to 2-years, in consideration for the provision of Investor Relations services. We valued the warrant at $37,648, using the Black-Scholes method.
     On May 20, 2004, we closed on a $250,000 short-term convertible note payable to Augustine Fund, LLP. As an incentive to make the loan, Augustine Fund was issued a 3-year warrant to purchase up to 50,000 shares at $1.00 per share and a second one-year warrant to purchase up to 250,000 additional common shares at$1.00 which has since expired. The note has been repaid without penalty or conversion. We valued the warrants at $18,008 and $90,043 respectively, using the Black-Scholes method.
     On May 11, 2004 we issued a total of 408,993 bonus shares to the 40 accredited investors who purchased shares through private placements between September 16, 2003 and December 15, 2003. The shares were issued to compensate subscribers who had previously purchased shares at $1.20 per share, when the Company later offered subscriptions at a lower price per share and valuation that that of its previous offering.
     On May 8, 2004, we issued to Mark Livingston, a warrant to purchase up to 25,000 shares of common stock at an exercise price of $1.00 for a period of up to 2-years, in consideration for the provision of Sales and Marketing services. We valued the warrant at $7,478, using the Black-Scholes method.
     On April 15, 2004 we issued a two-year warrant to purchase 25,000 shares at $1.00 per share to Steven Levy for sales consulting services. We valued the warrant at $7,368 using the Black-Scholes Method.
     On April 15, 2004 we issued a two-year warrant to purchase 50,000 shares at $1.00 per share to Steven Levy for sales consulting services. We valued the warrant at $14,735 using the Black-Scholes Method.
     On April 1, 2004, we issued to Bombay Investments, a warrant to purchase up to 41,666 shares of common stock at an exercise price of $0.10 for a period of up to 2-years, in consideration for the provision of Investor Relations services. We valued the warrant at $37,648, using the Black-Scholes method.
     Between March 23, 2004 and April 23, 2004 we sold 1,058,000 shares at $1.00 per share to 26 accredited investors. The Company received a gross total of $1,058,000, and paid $175,490 in commissions and fees.
     On March 31, 2004, we issued 10,000 shares of common stock to Shai Stern, in consideration for Investor Relations services. We valued the common stock at $10,000.
     On March 1, 2004, we issued to Bombay Investments, a warrant to purchase up to 41,666 shares of common stock at an exercise price of $.10 for a period of up to 2-years, in consideration for the provision of Investor Relations services. We valued the warrant at $37,648, using the Black-Scholes method.
     On February 4, 2004 we issued 208,333 common shares to an accredited investor in exchange for $250,000 in cash. The subscription was originally executed in November 2003, and recorded as a “subscription receivable” but remained unfunded.
     On February 4, 2004 we issued 12,000 common shares to an accredited investor in exchange for $11,520 in cash. The shares were originally recorded as a “subscription receivable” in 2003 but remained unfunded.

     On February 1, 2004, we issued to Bombay Investments, a warrant to purchase up to 41,667 shares of common stock at an exercise price of $0.10 for a period of up to 2-years, in consideration for the provision of Investor Relations services. We valued the warrant at $37,648, using the Black-Scholes method.
     On January 31, 2004, we issued 3,000 shares of common stock to Maier and Company, Inc., in consideration of Investor Relations services. We valued the common stock at $3,000.
     On January 12, 2004, we issued 100,000 common shares to an accredited investor in exchange for $120,000 in cash. The subscription was originally executed on September 30, 2003, and recorded as a “subscription receivable” but remained unfunded.
     On January 1, 2004, we issued to Vince Calicchia, a warrant to purchase up to 21,375 shares of common stock at an exercise price of $1.75 for a period of up to 3-years, in consideration for the provision of consulting services. We valued the warrant at $4,057, using the Black-Scholes method.
     On January 1, 2004, we issued to Jonathan Rich, a warrant to purchase up to 4,750 shares of common stock at an exercise price of $1.75 for a period of up to 3-years, in consideration for the provision of consulting services. We valued the warrant at $902, using the Black-Scholes method.
     On January 1, 2004, we issued to vFinance Investments, Inc., a warrant to purchase up to 23,875 shares of common stock at an exercise price of $1.75 for a period of up to 3-years, in consideration for the provision of Investment Banking services. We valued the warrant at $4,531, using the Black-Scholes method.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-KSB (“Report”). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.
     The section entitled “Risk Factors” set forth in this Report and in our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.
     This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.
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
Overview
     Hollywood Previews, Inc. (“HPI”), iMedia International’s wholly owned subsidiary, was originally incorporated in California on July 25, 2002 under the name DTV Studios. Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the “Merger Agreement”), a wholly owned subsidiary of the Company’s corporate predecessor, Irvine Pacific Corporation (“IPC”) merged with and into Hollywood Previews, Inc. (“HPI”), on August 29, 2003, resulting in HPI becoming a wholly owned subsidiary of IPC (the “Acquisition”). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 shares of IPC common stock which, immediately following the Acquisition, represented 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all of IPC’s outstanding notes immediately prior to the Acquisition). Although HPI became a wholly owned subsidiary following the Acquisition, IPC had no material operations at the time of the merger. Because the Acquisition resulted in a change of control, with the shareholders of HPI becoming the primary shareholders of IPC, the Acquisition was recorded as a “reverse merger” whereby HPI is considered to be the accounting acquirer of the Company. Immediately prior to the Acquisition IPC had only nominal assets and liabilities and no current business operations.
     IPC was originally incorporated in Colorado on June 10, 1987 under the name of Weston Hotel Corp. The Company had no material operations from shortly after its inception until the Acquisition of HPI, as described above. Shortly after the Acquisition, effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, iMedia International, Inc. (the “Company”). This change in IPC’s state of incorporation and corporate name was approved by the holders of a majority of IPC’s outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.

     As a result of the reincorporation merger, each outstanding share of IPC’s common stock was automatically converted into one share of Company common stock. Each stock certificate representing issued and outstanding shares of IPC’s common stock continues to represent the same number of shares of common stock of the Company. The Company continues to operate the business of IPC, and the reincorporation did not result in any change in IPC’s former business, assets or liabilities, did not cause the Company’s headquarters to be moved, or result in any relocation of management or other employees.
     At the time of the Acquisition HPI held an exclusive license (the “License”) from iPublishing, Inc. (“iPublishing”), an affiliate of the Company, to use iPublishing’s intellectual property (the “iPublishing Technology”). iPublishing’s three shareholders, David MacEachern, Scott Kapp and Franklin Unruh (each of whom own approximately 33% of the outstanding securities of iPublishing), are each officers and directors of the Company. The sole consideration for the License was a royalty arrangement pursuant to which iPublishing receives 5% of Gross Margin annually, generated by disks produced by the Company using the iPublishing Technology. Because the License is exclusive, iPublishing may not license or assign any of its intellectual property to any other party and may not compete with the Company. It is the Company’s intention to permanently acquire ownership of the iPublishing Technology at some point in the future when operations and revenue have stabilized. In connection with the License, HPI purchased all of iPublishing’s personal property and equipment, which iPublishing had previously purchased from Franklin Unruh. The purchase transaction has been accounted for at the carry-over basis of the assets, valued at $71,196, the amount by which they were obtained by Franklin Unruh. HPI has since transferred the License to its parent, the Company. The iPublishing Technology consists of various proprietary procedures, codes, technologies, copyrights, trademarks and brands, along with the proprietary suite of mastering software used to create our CD-ROM and DVD-ROM products.
     Under the terms of the License, we are obligated to use our best efforts to commercially exploit the License and the iPublishing Technology to create a royalty-stream that will allow iPublishing and its preferred shareholder, Franklin Unruh, to service and retire certain debt obligations encumbered as a result of his acquisition of the iPublishing Technology. The iPublishing Technology was obtained by Mr. Unruh through a UCC 9504 “Transfer in Lieu of Foreclosure” resulting from a default on certain indebtedness owed to Mr. Unruh by Mod Studios Inc, a Delaware corporation. At the time of the transfer, Mod Studios Inc. was owned by Messrs. Unruh, MacEachern and Kapp. On April 3, 2003, Mod Studios, Inc. transferred to Mr. Unruh all of its physical assets (including a variety of computers, servers, office equipment, supplies and furnishings previously used by MOD Studios in the operation of its business) having a book value of $71,196 and the iPublishing Technology with a book value of $0 due to MOD Studios’ non-payment of certain notes payable to Mr. Unruh. The notes payable totaled $393,331 at the time of the transfer. On April 4, 2003 Mr. Unruh then sold the iPublishing Technology and the physical assets to iPublishing in exchange for an equity interest in iPublishing. iPublishing subsequently sold the physical assets to the Company in exchange for a note from the Company in the principal amount of $71,196. As compensation for the license iPublishing receives annual royalties for each of 5% gross profit for each CD distributed.
     In accordance with generally accepted accounting principles, iPublishing’s operations are combined with iMedia International’s financial statements. However, iMedia International, Inc. and iPublishing are currently negotiating the acquisition of the ownership rights in the iPublishing Technology, and are in the process of determining the fair market value thereof.
     As a result of the Acquisition, we became publishers of interactive, digital, and multimedia publications on CD-ROM. We market and produce a variety of special edition digital publications and custom promotional discs for various corporate clients. We also distribute Hollywood Previews™ Entertainment iMagazine™, an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews™ Entertainment iMagazine™ is used to showcase our proprietary digital publishing system capabilities and is the first and core product we will use to launch our newspaper syndication division. Our publications are distributed through a variety of methods including insertions in major metropolitan newspapers, insertions in magazines and periodicals, hand-outs using targeted street teams, at movie theater box offices, in back-end fulfillment and packaging, or via direct mail to consumers.
     The majority of our revenues to date has been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews™ Entertainment iMagazine™. We also intend to begin sales efforts with respect to our proprietary data and usage report technology which has the ability to monitor the navigation of users on our Hollywood Previews™ Entertainment iMagazine™, and our other custom disc products.
Strategic Distribution Partners
     During the one-year period ending December 31, 2005 our strategic distribution partners for Hollywood Previews™ Entertainment iMagazine™ and our custom discs include the Los Angeles Times a large metropolitan newspapers and Amazon.com, an online retailer, and Universal Press Syndicate, our exclusive newspaper agent a syndicator of content to the newspaper industry. We anticipate that in the future a majority of our new distribution sources will result from sales representation by Universal Press Syndicate to their affiliated group of newspaper clients. We currently have a partnership and distribution agreement with the Dallas

Morning News, which will launch on April 30, 2006. Through Universal Press Syndicate, we are currently negotiating additional distribution agreements with several major metropolitan newspapers, but have not yet formalized or completed these negotiations. We believe that we will succeed in securing these additional partnership and distribution agreements, and project that we will be distributing Hollywood Previews in 4-5 U.S. markets by the end of 2006.
     During the one-year period ending December 31, 2005 we underwrote the costs involved in the distribution of Hollywood Previews™ Entertainment iMagazine™ with the Los Angeles Times and Amazon.com. We incurred costs of $626,000 to subsidize the distribution of Holly Previews during this same period. We anticipate that we will continue to subsidize costs, with our current cash resources, related to the future distributions until such time as advertising revenues exceed production and distribution costs. As we expand to new markets, we plan to have each new distribution partner cover any revenue shortfall that may occur thereby minimizing our subsidization costs. If we cannot negotiate minimum guaranteed revenue that covers our direct manufacturing costs we may delay the launch of a new market or publication until financial break-even can be assured.
     While we expect that we will continue to secure new distribution partnerships with other metropolitan U.S. newspapers, the newspaper industry in general is currently in a state of flux as these companies look for new ways to increase advertising revenues, and stop the recent and substantive trend in circulation and advertising losses. Although we believe that these trends will benefit us in the long term, current disruptions within the industry could prove to have the affect of delaying our ability to integrate our business plan with these newspapers as strategic distribution partners.
Custom Discs
     During the one-year period ending December 31, 2005, a major portion of our efforts and resources were spent on the development of special edition and custom interactive project for a variety of industries and corporate clientele. We are continually improving and advancing our custom disc products in order to integrate developing technologies. These technologies and services can be incorporated into our existing products and then offered to other clients on a custom basis. Each of these new technologies and services constitute opportunities for new or additional revenue streams. As technology advances allow, we will continue to incorporate and integrate other forms of digital media into our products and services that will allow us to expand our revenue streams without materially changing our underlying products, services or business models.
     We have focused the majority of our recent sales activity away from custom projects and toward our newspaper syndication program. We believe that this adjustment will have an immediate negative effect on our custom disc revenues, especially during the first two quarters of 2006. Despite this shift in sales focus we anticipate that the custom disc market will continue to constitute a significant part of our future revenues. We have identified and have developed new products specifically targeted to new custom disc industries and sectors, including entertainment, sports, travel, information, medical, wireless, automotive and direct marketing. These new products include various digital communication services such as voicecasting, e-mail campaigns, data management and call center support. We intend to use a portion of our capital on an ongoing basis to develop these new target markets.

Results of Operations
     Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale of advertising inventory to advertisers and content providers and from the future sale of data derived from our proprietary usage and measurement reporting system.
     The combined financial statements of iMedia International Inc., as of December 31, 2005 include the accounts of the Company and its wholly owned subsidiaries Hollywood Previews, Inc. (a California corporation), iMedia US, LLC (a California limited liability company), iMedia Nevada, LLC (a Nevada limited liability company) and iPublishing, Inc. (a California Corporation) an affiliated company.
     On a combined basis, we have incurred operating losses since inception due to the expenses involved with production, fundraising and for our general and administrative expenses. Significant expenditures at the corporate level continue. These outlays include production and distribution costs, fundraising costs, marketing costs, growth initiatives, legal, accounting and other professional fees.
     When publishing our proprietary publications like Hollywood Previews, we are required to subsidize any shortfalls that occur when we make a distribution for which there is insufficient revenue to offset costs. As with any traditional magazine publisher, we must evidence our ability to meet our distribution schedule prior to being able to securing advertising commitments or sponsorships. We are currently underwriting the shortfalls involved in the distribution of Hollywood Previews with the Dallas Morning News and foresee that we may be required to do so for a two-to-three month period beginning April 1, 2006 when advertising revenues may fall short of production and distribution costs. We incurred costs of $40,000 and $626,000 to cover such shortfalls for the years ending December 31, 2004 and December 31, 2005 respectively. We anticipate that we will continue to subsidize costs related to the above distributions, with our existing cash resources, until such time as advertising revenues exceed production and distribution costs, however the amount of these revenue shortfalls should begin to decline as new advertisers and sponsors are secured.
     iMedia International is a member of an affiliated group (the “affiliated group”), which includes I-Publishing, MOD Studios, Inc. (“MOD Studios”), and The Modern Company, LLC (“The Modern Company”). We originally accounted for the business activity of the affiliated group by providing a separate footnote, which described the nature of the relationships and included the pro forma impact on our consolidated financial condition and results of operations as if the consolidated financial statements were presented on a combined basis with the affiliated group. We did this for each period presented up to and including the fiscal year ended December 31, 2003. For periods subsequent to December 31, 2003 we excluded the results of the affiliated group. Upon further evaluation of our accounting methodology for affiliated companies we determined that we erred in our application of the relevant accounting principals and determined that we should have combined the affiliated group with the consolidated financials of iMedia International, Inc. and Subsidiaries. Accordingly, the restated financials include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. We have determined the effect of the correction on our previously issued financial statements and have restated the accompanying financial statements for the year ended December 31, 2004.
Plan of Operation
     For the year ended December 31, 2005, our plan of operation focused on four primary objectives: raising capital through private offerings and other financial instruments, continued development and publication of Hollywood Previews (TM) Entertainment Magazine, the identification and development of specialty and custom disc customers, industries and content, and the development of new proprietary publications. During this period we produced and distributed 12 monthly issues of Hollywood Previews (TM) Entertainment Magazine. In addition, we produced and distributed a variety of custom disc publications.
     We continue to execute our long-term business strategy involving the launch of our newspaper syndication program for our proprietary products such as Hollywood Previews™ Entertainment Magazine (Hollywood Previews). During the forth quarter of 2005 we commenced negotiations with our first Newspaper client, the Dallas Morning News and ultimately signed a one-year contract in January 2006. Per the terms of the agreement we will produce a minimum of 655,000 Hollywood Previews each month for delivery to Dallas Morning News Sunday subscribers, with the first edition slated to be delivered on April 30, 2006. We are in effect partnering with Dallas Morning News in a revenue-sharing agreement. The model allows both parties to sell local, regional and national advertising onto one digital magazine. Revenues are shared after certain up-front production and manufacturing costs are recouped by iMedia. We are currently introducing this partnership model to various major U.S. newspapers through our strategic agency partner syndication representative, Universal Press Syndicate (UPS). UPS is the largest independent syndicate of newspaper content in the world. UPS currently has a client base of approximately 2,700 newspapers both domestically and internationally, and has stepped-up marketing activity for iMedia with the goal of securing syndication partnerships in five top U.S. markets by the end of 2006, and 15 top U.S. markets by the end of 2007. Through UPS, we expect to increase the distribution of Hollywood Previews with new partnership arrangements with major publishing groups such as Tribune Company, Gannet, Media News, and Bilo as well as directly with independent newspaper publishers. We expect to see an increase in recurring and continuity revenues as we complete successive distributions of Hollywood Previews in established markets. We believe that this increase should commence late in the third quarter of 2006.
     The following table sets forth the results of operations expressed as a percentage of net revenues.

	Year Ended December 31,
	2004	2005
Net revenues	100%	100%
Cost of revenues	111%	85%

Gross Profit	-11%	15%

Selling and marketing expense	48%	47%
General and administrative expense	92%	95%
Operating expenses-related party	22%	10%

Loss from operations	-173%	-137%
Other expense	-41%	-70%

Loss before taxes	-214%	-207%
Provision for taxes	-0%	-0%

Net loss	-215%	-207%
Beneficial Conversion feature and dividends on preferred stock	-1%	-82%
Net loss allocable to common shareholders	-216%	-289%
Other comprehensive loss, net of tax	-49%	-0%

Comprehensive loss	-265%	-289%

Combined Financial Statements
     For the year ended December 31, 2004 and 2005 the accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced net losses from operations since our inception and have an accumulated deficit of $25,728,571 as of December 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. For the year ended December 31, 2005, the report of our independent registered public accounting firm expresses substantial doubt as to our ability to continue as a going concern.
     iMedia International is a member of an affiliated group (the “affiliated group”), which includes I-Publishing, MOD Studios, Inc. (“MOD Studios”), and The Modern Company, LLC (“The Modern Company”). We originally accounted for the business activity of the affiliated group by providing a separate footnote, which described the nature of the relationships and included the pro forma impact on the Company’s consolidated financial condition and results of operations as if the consolidated financial statements were presented on a combined basis with the affiliated group. We did this for each period presented up to and including the fiscal year ended December 31, 2003. For periods subsequent to December 31, 2003 we excluded the results of the affiliated group. Upon further evaluation of our accounting methodology for the affiliated companies we determined that we erred in our application of the relevant accounting principals and determined that we should have combined the affiliated group with the consolidated financials of iMedia International, Inc. and Subsidiaries. In addition, during May 2005 we classified our Series A mandatory redeemable convertible preferred stock as a long-term liability. Upon further evaluation of our accounting methodology we determined that redemption is conditional (i.e., the holder can convert before the shares are redeemed); therefore we concluded that the mandatory redeemable convertible preferred stock should be classified as mezzanine financing. In addition we have determined that the related interest on the fixed conversion feature and the amortization of debt discount and the dividends on the Series A redeemable preferred stock should classified as an adjustment in the calculation of the net loss available to common shareholders as opposed to the original classification under other income (expense).
     Accordingly, we have determined the effect of this correction on our previously issued financial statements and have restated financial statements as of and for the years ended December 31, 2003 and 2004 to include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. In addition we have restated the financials as of and for the three, six and nine month periods ended March 31, June 30, and September 30, 2005, respectively, to incorporate the aforementioned combining of iPublishing along with the reclassification of the mandatory redeemable convertible preferred stock as temporary equity and related interest on the fixed conversion feature and the amortization of debt discount and the dividends on the Series A redeemable preferred stock as an adjustment in the calculation of the net loss available to common shareholders.

Years ended December 31, 2005 and 2004
Net sales
     Our net sales increased $3,641,000 or 159% from $2,291,000 for the year ended December 31, 2004 to $5,932,000 for the year ended December 31, 2005. The increase in sales was primarily due to a continuing market acceptance of our products and services relating to the production of special edition and custom digital solutions. We concentrated our marketing efforts principally on custom B2B discs during the period that we were involved with raising the capital to launch our proprietary products such as Hollywood Previews™ Entertainment Magazine. During 2005 we completed projects for 31 unique customers compared to 21 customers for 2004. Of these 31 customers, 14 were repeat customers purchasing products and services both in 2004 and 2005. In addition to adding 17 new customers we had a significant increase in sales from those customers who had continuing business with us during 2005. During the year ended December 31, 2005, our customer base consisted of several diverse industries operating domestically and abroad in a variety of industries. These industries include television, broadcast, casinos and gaming, travel, entertainment, automotive and financial services. As noted above, we believe that, in the future, sales will not continue to be concentrated on any one or a few clients or industries but shall further diversify. We continue to realize repeat business with many of our original customers. These repeat orders tend to become progressively larger as our products are tested by our clients and have historically expanded from local to regional and national programs. As new clients proceed through this sales and re-order cycle, we anticipate that future sales will continue to be allocated over an increasingly large customer base. Further, we expect to continue targeting new customers in the entertainment, automotive, advertising and wireless device industries. In accordance with EITF Issue 99-19 in the fiscal year 2004, we recorded sales net of outside advertising agency fees. For the years ended December 31, 2004 and 2005 advertising agency fees used to offset sales were $92,000 and $0.00, respectively.
     During the year ended December 31, 2005, we produced and distributed various monthly issues of Hollywood Previews (TM) Entertainment Magazine on a limited basis. In addition, we produced and distributed a variety of custom disc publications.
     We continue to execute our long-term business strategy of launching our newspaper syndication model with our proprietary publications such as Hollywood Previews™ Entertainment Magazine (Hollywood Previews). During the fourth quarter of 2005 we commenced negotiations with our first Newspaper client, the Dallas Morning News and ultimately signed a one-year contract in January 2006. Per the terms of the agreement we will produce a minimum of 655,000 Hollywood Previews each month for delivery to their Sunday subscribers, with the first edition to be delivered on April 30 2005. We are in effect partnering with Dallas Morning News in a revenue-sharing agreement. The model allows both parties to sell local, regional and national advertising onto one digital magazine. Revenues are shared after certain up-front production and manufacturing costs are recouped by iMedia. We are currently introducing this partnership model to various major U.S. newspapers through our strategic partner and exclusive newspaper syndication representative, Universal Press Syndicate (UPS). UPS is the largest independent syndicate of newspaper content in the world. UPS currently has a client base of approximately 2,700 newspapers both domestically and internationally, and has stepped-up marketing activity for iMedia with the goal of securing syndication partnerships in five top U.S. markets by the end of 2006, and 15 top U.S. markets by the end of 2007. Through UPS, we expect to increase the distribution of Hollywood Previews through new partnership arrangements with major publishing groups such as Tribune Company, Gannet, Media News, and Bilo as well as directly with independent newspaper publishers. We expect to see an increase in recurring and continuity revenues as we complete successive distributions of Hollywood Previews in established markets. We believe that this increase should commence late in the third quarter of 2006.
     We expect to see a decline in our custom business for quarters one and two of 2006 as our sales activity has been directly focused on securing advertisers for Hollywood Previews, and supporting our newspaper syndication rollout. However, we expect that as more national advertisers are exposed to our branded publications through newspaper syndication, additional opportunities to create custom digital solutions for these same customers will drive future revenue growth in our custom business, and that our custom business will grow hand-in-hand with our newspaper preprint division.
Cost of sales and gross profit
     Our cost of sales increased $2,519,000 or 99% from $2,543,000 for the year ended December 31, 2004 to $5,061,000 for the year ended December 31, 2005. The increase in cost of sales is primarily attributable to the overall increase in sales. However the margins from year to year are not comparable. The negative gross profit margin sales were -11% during 2004 compared to a positive 15% gross profit for during 2005. In 2004 we were continuing our start up phase in regards to digital media sales. During this start up phase, we developed a customer acquisition and pilot program to attract customers, in which the price of initial test and pilot programs to our customers was significantly reduced, often below cost, in order to demonstrate the effectiveness and efficiencies of our digital media. As a result, profit margins on sales were negative. During the year ended December 31, 2005, we produced an increasing number of projects with both new and repeat customers having higher gross margin rates, more typical of our future anticipated margins. We anticipate that such trends will continue for several quarters. For the year ended December 31, 2005, we had approximately $104,000 of costs in excess of revenues related to four specific customer projects. We anticipate that as these programs develop, we will be able to reduce the amount of subsidies required for each distribution, and the reduction in these subsidies will have the impact of increasing our overall gross profit margin. The Company does foresee the need to continue a long-term policy of cost variation in order to achieve significant market penetration and brand recognition. For the year ended December 31, 2005 we used two vendors for 96% of our purchases. By concentrating the majority of our purchasing with two vendors, we can negotiate better pricing thereby increasing our profit margins. We do not believe that this concentration poses a risk to operations as the replication of optical discs and printing of packaging materials remains a commodity industry. There are many sources for these services and our vendors can be easily replaced, if necessary.
     As discussed above we are entering the next phase of our business model whereby we will now be producing our monthly digital magazine, Hollywood Previews, on a consistent basis. We anticipate subsidizing certain costs of publishing for at least the first three additions until we have enough advertisers to return a gross profit both to the newspapers and ourselves. Accordingly, we anticipate our gross profit will be reduced during the initial launch, during the second quarter and into the third quarter of 2006. We continue to attract a significant number of national advertisers, which we expect will convert to future advertising revenue. Some of these advertisers will focus their advertising regionally, while others may roll-out into each new national market we enter. However, as advertising budgets are typically committed up to two quarters in advance, we expect that we will have revenue shortfalls in each new market we enter. We still anticipate having to subsidize each newspaper launch into the foreseeable future until such time as we have enough empirical data to better estimate the initial advertiser response, and the number of national advertisers that will carry over from one geographical market to the next. We do expect significant improvement in the gross profit of the Hollywood Previews over the first several quarters after each launch. In addition, we believe we can ultimately achieve a much higher profit margin then we are currently achieving on our custom projects due to our economies of scale, and as the costs of producing a monthly product is much lower than our one-time customized projects.
Operating Expenses
Selling
     Our selling expenses increased $1,675,000 or 152% for the year ended December 31, 2005 to $2,775,000 from $1,101,000 for the year ended December 31, 2004. The increase in selling expense is primarily attributable to the following:
•	The overall increase in sales as discussed above.

•	An increase in payments to outside sales representatives to promote our products resulting from the increase from three sales representatives in 2004 to seven sales representatives in 2005. we also realized substantial additional travel, meals, entertainment and telephone expenses associated with these additional sales representatives. The total increase attributed to this increase in sales representatives and related expenses over the same time period in 2004 is approximately $812,000. In addition during 2005, in accordance with EITF Issue 99-19, we recorded sales at gross and included the outside advertising agency fees in selling expenses, while during the same period for 2004 we determined agency fees for specific sales should be recorded net and accordingly were recorded against gross revenues. For the years ended December 31, 2004 and 2005 advertising agency fees included in selling expenses were $0.00 and $285,000, respectively.

•	In conjunction with our strategy of testing various forms of distribution and promoting brand recognition, we have continued our sales strategy of distributing our proprietary brands including Hollywood Previews iMagazine through various newspapers, periodicals and on-line retailers. We have supplied these products to these distributors at no cost, and are dependent upon advertising revenues as the only revenue source. The total increase in this sales promotion for the year ended December 31, 2005 from the same time period in 2004 is approximately $520,000. We intend to continue this promotional strategy for the foreseeable future but expect the investment to be significantly reduced as we sign new newspaper distribution partners who will eventually underwrite these promotional costs (see discussion under Net Sales and Costs of Sales and gross profit above). As we sign additional newspapers and achieve advertising revenues, direct costs will be matched with the associated revenues and will be recorded as a cost of revenues thereby reducing or eliminating these promotional subsidies.
General and Administrative
     Our general and Administrative expenses increased $3,498,000 or 166% for the year ended December 31, 2005 to $5,610,000 from $2,112,000 for the year ended December 31, 2004. The increase in general administrative expense for the year ended December 31, 2005 compared to the same time period in 2004 is primarily attributable to the following:
•	Non Cash Transactions: During the one-year period ending December 31, 2005, we booked as general and administrative expenses approximately $3,231,000 in various non-cash transactions as opposed to approximately $44,000 for the same period in 2004. The majority of these expenses were related to non-recurring costs associated with the issuance of common stock and various warrants to prior investors, investment banking consultants and for promotion of ongoing financing activities, as well as some operational costs. We feel that the unusual and one-time nature of these non-cash expenses should not be relied upon to establish the actual month-to-month costs of our general and administrative operations. For this reason, we are including the following breakdown of our non-cash transactions:
•       In February 2005, we issued 6,163,559 warrants (“Prior Investment Warrants”) valued at approximately $481,000 to investors who had experienced illiquidity due to our delay in obtaining our listing on the Over-the-Counter Bulletin Board. We did not have this expense during the same time period in 2004.
•       In June 2005, we issued 2,874,119 warrants (“Replacement Warrants”) to provide certain warrant holders the opportunity to obtain shares at a discount to the stock market price at the time. The Replacement Warrants were issued as a condition to the election of holders of certain one-year warrants to exercise such warrants at a discount price of $0.40 per share in March 2004. We valued the Replacement Warrants at approximately $329,000. We did not have this expense during the same time period in 2004.
•       During 2005 we issued 3,061,603 shares of common stock for services to various consultants for promotion for our ongoing financing activities, and employees as bonuses. The total value of the common shares issued is approximately $2,031,000 of which $1,904,000 is included in operating expenses, $77,000 is included in Selling expenses and $50,000 is included in cost of Series B Preferred financing in equity. The total common shares issued to employees as bonuses was 360,000, of which 100,000 were issued to the Chief Financial Officer, with a $300,000 and $24,000 total value of the common shares issued, respectively. For the same time period in 2004 common stock issued for services included in operating expenses was approximately $44,000.
•       During 2005 we issued 2,534,868 warrants to consultants for advisory services and to an employee as a bonus. These warrants were valued at $482,000. The total value of the warrants included in operating expenses is $517,000 which includes $86,000 of deferred expenses recorded during 2004 and expensed during 2005 offset by $51,000 in expenses in deferred expenses in equity as of December 31, 2005. The total warrants issued to the employee was 391,350 with a total value of $74,000. We did not have equivalent expenses during the same time period in 2004.
•	Cash Transactions: Our total cash expenses included in general and administrative expenses increased by $267,000 during year ended December 31, 2005 compared to the comparable 2004 period. The increase is generally due to our overall growth, the costs to service our increased sales and to prepare infrastructure for future expansion. This infrastructure is specifically related to the distribution of our monthly Hollywood Previews iMagazine through strategic newspaper partnerships. Accordingly, our general office expenses increased by $371,000, investor relations increased by $99,000, legal, accounting and professional fees increased by $91,000 offset by an overall decrease in compensation of $294,000. The increase in general office expenses was due to the overall growth of our Company. The increase in investor relations,legal, accounting and professional fees is primarily related to the indirect costs of securing financing, including the preparation and filing of our SB-2 registration statement in August 2005, and due to costs related to the change in our auditors during the first quarter of 2005. The reduction in compensation costs included in general office expenses is primarily the result of our increase in sales whereby the cost of revenues and selling expenses were allocated a greater amount of compensation costs than during the comparable 2004 period and due to some costs of compensation be paid via non-cash issuance of options and warrants as described above.
     As our business increases, it is anticipated that our cash operating expenses will increase in absolute dollars, but should decrease as a percentage of sales. We will continue to issue non-cash compensation to our advisors and consultants as necessary. However we do not anticipate issuing the same volume of warrants or common stock in the near future. We believe certain one time general and administrative expenses will be necessary as we continue to grow and most likely we will have to seek larger corporate headquarters in the near future. We also anticipate investing in upgraded operational, business and accounting systems. We currently have sufficient executive staffing levels to manage our growth and execute our business plan and will continue to add personnel as necessary, commensurate with our growth.
Operating Expenses — Related Parties
     Our operating expenses — related parties increased $74,000 or 15% for the year ended December 31, 2005 to $581,000 from $507,000 for the year ended December 31, 2004. Operating expense - related parties consists of payments to the Modern Company (an affiliated company), for management services of Messrs. MacEachern, Kapp and Unruh, as President, Chief Executive Officer and Chief Operating Officer (formerly Chief Financial Officer), respectively, of the Company. In order for the officers noted above to take advantage of certain tax benefits a disbursement is made from iPublishing to a personal service company, the Modern Company. The

Modern Company is wholly owned by Messrs. MacEachern, Kapp and Unruh and as such the disbursement to the Modern Company is recorded as Operating expense –related parties.
Other expenses
Interest on fixed conversion feature and amortization of discount
     Interest on the fixed conversion feature and amortization of discount expense (interest expense) decreased $725,000 from $851,000 for the year ended December 31, 2004, to $126,000 for the year ended December 31, 2005. The interest is attributable to beneficial conversion features recorded on three convertible bridge notes, which were funded during 2004, the Augustine Fund, LLP, MicroCapital Fund, LP and LTD (“MicroCap”), and Related Party notes. The decrease is attributable to (1) the Augustine note being paid in full during July 2004 and the remaining unamortized interest expense being fully expensed at that time; (2) the MicroCap notes maturing in December 2004 and the interest being fully amortized as of that date; and (3) the Related Party notes maturing during October 2004 and all interest expense being fully expensed at that time. On December 31, 2004, the Related Party notes were amended and the loans were extended until April 30, 2005 at which date the notes were repaid in full. In exchange for waiving the interest payments on the original notes, the original 130,000 warrants were cancelled and in exchange we issued 130,000 common shares in January 2005. The value of the common shares was amortized to interest expense during 2005 and was the only amount included in this line item.
Warrants issued for extension on convertible note payable
     In the second quarter of 2005, we were granted an additional repayment extension for the MicroCap notes. We issued the lender the aggregate of 555,556 additional warrants in connection with this extension. These warrants were valued at $340,478 and are reflected as warrants issued for extension on convertible note payable in the statement of operations during the year ended December 31, 2005.
Loss on revaluation of warrants
     During the year ended December 31, 2005 the Company closed financings on its Redeemable Convertible Preferred Series A Stock and Convertible Preferred Series B Stock. As part of the financings the Company issued 25,360,000 warrants to purchase shares of the Company’s common stock. The warrants are classified as a liability rather than equity because the respective registration rights agreements for the Series A convertible redeemable preferred and Series B convertible preferred stock have certain terms and conditions whereby the Company is required to pay liquidated damages at 2%, in cash for a delay in the effective date of the registration statement. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly. At December 31, 2005 the total fair value of the warrant liability was estimated to be have a net increase of $534,000 and was recorded as a loss on derivative instruments in the consolidated statement of operations. The increase in the warrant liability was due primarily to the decrease in Company’s common share price from the date of issuance of $0.89 and $0.52 per common share respectively compared to $0.24 per common share at December 31, 2005 offset by the limitation to the net value of the preferred stock since the initial warrant value was greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions.
Liquidated damages on late filing of registration statement
•	During 2005 we closed financings in gross amounts of $3,040,000 and $4,920,000 for Series A convertible redeemable preferred and Series B convertible preferred stock, respectively. As part of the terms and conditions of the respective registration rights agreements, we are required to pay certain liquidated damages at 2% plus 18% interest for unpaid damages (1) for a delay in filing the registration statement and then (2) for a delay in the effective date. During 2005 we elected to withhold the filing of our registration statement for our Series — A Preferred Stock and warrants until it could close on its Series — B Preferred Stock offering. Therefore, we did not file our registration statement until September 29, 2005. In accordance with the Series A — Preferred Stock agreement, liquidated damages were assessed, as the registration was not filed by the July 7, 2005 deadline. As such, we were 84 days late in filing our registration statement for our Series A holders. During 2005 we paid $50,000 in cash and issued 335,686 of commons stock valued at $120,000 for a combined $170,000, associated with liquidated damages for our late filing. In addition during 2005 the Securities and Exchange Commission (“Commission”) elected to fully review the registration statement and submitted a significant number of questions for our response. During the course of responding to the Commissions questions the financial statements included in the registration statement went stale pursuant to SEC rules, and the registration statement could not go effective. As such, we must replace the stale financial statements with the audited 2005 financials for the period ending 12/31/2005, and respond to the Commissions questions. In addition, we will have to respond to any follow-up questions the Commission may have after reviewing our initial responses. Accordingly, we have estimated and accrued an additional $1,123,000 in estimated liquidated damages and

$87,000 in related interest expense for a combined total of $1,210,000. This amount is based upon our best estimate that the registration statement will be cleared by the Commission to go effective during June 2006.
Interest expense, net
     Interest expense, net primarily consists of interest paid in cash for the convertible bridge notes discussed above offset by interest income from cash held in money market accounts from the proceeds from the convertible debt during 2004 and the preferred stock during 2005.
Impairment loss on available for sale securities
     The loss on sale of investments for the year ended December 31, 2005 of $574,000 reflects the sale of 1,883,260 shares of the Company’s available for sale investment in Langley Park. For the year ended December 31, 2004 the Company did not have any investment transactions.
Provision for Income Taxes
     For the years ended December 31, 2005 and December 31, 2004, the provision for income taxes represents the minimum state taxes due.
Net Loss
     Net loss increased by $7,357,000 or 150% for the year ended December 31, 2005 to $12,271,000 from $4,914,000 for the year ended December 31, 2004. The substantial increase in net loss is primarily attributable to the increase in non-cash operating costs and increases in other expenses, partially offset by the improvement in gross profits during 2005 compared to 2004.
Reconciling Components to Net loss allocable to shareholders
     For the year ended December 31, 2005 we recorded the following beneficial conversion features:
     During the year ended December 31, 2005 we issued 3,040 shares of Series A — Preferred Stock for an aggregate of $3,040,000. The Series A — Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date. However, pursuant to ASR 268 and EITF Topic D-98 together with rule 5.02.28 of regulation S-X the Preferred Stock is classified as mezzanine financing on the balance sheet.
     The Series A — Preferred Stock contains certain conversion provisions and was issued in conjunction with 16,217,950 warrants to purchase our common stock pursuant to the Purchaser’s respective purchase agreements. In addition $327,000 of cash was paid as commissions for the placement of the Series A Preferred Stock. Based upon the existence of these features, the Company determined that a debt discount was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the beneficial conversion feature. The total value of the warrants associated with this Preferred Stock offering was valued at $9,979,966 based upon the Black-Scholes pricing model and the beneficial conversion feature was valued at $3,415,730. As the value of the warrants and the beneficial conversion feature exceeded the total offering proceeds, the amount allocated to the warrants and the beneficial conversion feature was limited to the amount of the Series A — Preferred Stock. Therefore we recorded a discount of $2,713,000 relating to the issuance of the warrants.
     The discount has been recorded as a valuation allowance against the Series A — Preferred Stock and is being amortized to retained earnings as a dividend over the redemption feature of 24 months. For the year ended December 31, 2005 amortization of the discount recorded to retained earnings is $853,000.
     During the year ended December 31, 2005 we issued 4,920 shares of Series B 6% Convertible Preferred Stock (the “Series B Preferred Stock”) for total proceeds of $4,920,000. The Series B Preferred Stock contains certain conversion provisions and was issued in conjunction with 14,760,000 warrants to purchase our common stock pursuant to the Purchaser’s respective purchase agreements. In addition 1,211,250 warrants, valued at $413,000, were issued and $754,000 of cash was paid as commissions for the placement of the Series B Preferred Stock. Based upon the existence of these conversion features and warrants issued, we determined that a preferred stock beneficial conversion feature was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the effect of the beneficial conversion feature. The total value of the warrants attached to Series B Preferred Stock offering was valued at $5,981,400 based upon the Black-Scholes pricing model. The beneficial conversion feature was valued at $3,753,000. Since the warrant value is greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions, the beneficial conversion feature is limited to the net value of the preferred stock of $3,753,000. In accordance with EITF Issue 98-5 since the holders of the Series B Preferred Stock may convert at anytime the beneficial conversion feature of $3,753,000 has been amortized in full against retained earnings and shown as a separate component of the statement of operations as of December 31, 2005.

Dividends
     For the years ended December 31, 2004 and 2005 we issued stock dividends from our Series A and B preferred shares of $0.00 and $215,000, respectively. In addition for the same time period we issued preferred stock dividends from our iPublishing preferred stock of $27,000 and $27,000, respectively.
Net loss allocable to common Shareholders
     For the year ended December 31, 2004 and 2005 the net loss allocable to common shareholders is $4,941,000 and $17,119,000, respectively. The reconciliation between net loss and net allocable to shareholders is the amortization of the beneficial conversion feature of the Series A and B preferred shares and dividends issued as described above.
Liquidity and Capital Resources
     Net cash used in operating activities for the years ended December 31, 2005 and 2004 was $5,996,000 and $2,938,000, respectively. The net cash used in operations during 2005 is a result of our net loss of $12,271,000 offset by $4,808,000 of non-cash common stock, warrant compensation and revaluation and interest charges, $1,730,000 of unrealized and realized losses on the investment in Langley Shares, and 72,000 in depreciation and allowance for doubtful account provisions. In addition, we used approximately $335,000 for working capital purposes. Non-cash compensation charges resulted from warrants issued for consulting services, bonuses and interest. The unrealized loss on the investment in Langley Shares is the result of our determination that the shares were permanently impaired as determined in SFAS 115. Net cash used in operating activities for the year ended December 31, 2004 of $2,938,000 is primarily attributable to the net loss of $4,914,000 offset by non-cash warrant compensation and interest charges of $1,288,000, $48,000 in depreciation and amortization charges and $640,000 for working capital purposes.
     Net cash provided by investing activities for the year ended December 31, 2005 was $420,000. Net cash provided by investing activities is primarily attributable to the sale of securities held for investments (i.e., the Langley Shares) of $467,000 and $62,000 net decrease in amounts due from Shareholders and affiliates, offset by the purchase of equipment for $75,000.
     Net cash used in investing activities for the year ended December 31, 2004 was $171,000. Net cash used in investing activities is primarily attributable to the purchase of equipment for $74,000 and $97,000 net increase in amounts due from Shareholders and affiliates.
     Net cash provided by financing activities for the year ended December 31, 2005 totaled $6,521,000. We received net proceeds from the issuance of common and preferred stock, net of costs, of $8,030,000. These proceeds were offset by the payment of notes and notes payable to related parties with the preferred stock offering proceeds of $1,122,000 and the net reduction in committed stock of 145,000. In addition, we paid preferred stock dividends of $242,000.
     Net cash provided by financing activities for the year ended December 31, 2004 totaled $2,680,000. We received net proceeds from the private sale of common stock totaling $1,433,000, net of offering costs. We also received $1,394,000 net proceeds from notes and notes payable to related parties. These proceeds were offset by the payment of $265,000 to notes payable and the net issuance of committed stock of $145,000. In addition, we paid preferred stock dividends of $27,000.
     We have generated losses since inception and have an accumulated deficit as of December 31, 2005 of $25,729,000. For the year ended December 31, 2005 the independent registered public accounting firm, in their opinion, has expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
     During the year ended December 31, 2005 we raised approximately $8,030,000 in net proceeds from institutional investment funds and other accredited investors through the issuance of Series A and B — Preferred Stock, the issuance of common stock and the exercise of warrants for common stock. As of December 31, 2005 our cash balance is $1,398,000 and we have receivables in the amount of $1,820,000. Based on our historical cash burn and considering current revenues we believe the Company has adequate cash or cash equivalents to fund operations for the next six months. Although there can be no assurance we believe that investments being made in sales and marketing during the fourth quarter of 2005 and into the first quarter of 2006 will result in a significant increase in revenues during the second half of 2006.
     During January 2006 we secured a $2.5 million factoring line of credit. We anticipate utilizing the line to fund upfront costs of expected future contracts.
     We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional financing. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. Any of which could have a material adverse effect on our financial position, results of operations and cash flows.
Off-Balance Sheet Arrangements
     We did not have any relationships with uncombined entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure. On an on-going basis, we re-evaluate our estimates, including those relating to revenue recognition, uncollectible accounts receivable, intangible assets and contingent expenses and revise reported amounts prospectively. We base our estimates on historical experiences, combined with anticipated activity and various other assumptions that we believe to be reasonable under the circumstances. When combined, this body of knowledge forms the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
     Financial Reporting Release No. 60, which was issued by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in preparation of financial statements. The following is a brief discussion of our most critical accounting policies, including those methods affected by our more complex judgments and estimates.
Revenue Recognition
     The Company’s major source of revenue is from the creation and duplication of interactive multi-media CD-ROMs from content provided by customers.
     From inception through December 31, 2004 we tested the market with several different forms of contract in order to gain acceptance for our products and services in the market place. Accordingly our initial recognition policy was to recognize revenue in full when the product, usually a CD-ROM or a production run of CDs or DVDs, was shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission’s Staff Accounting Bulleting (“SAB”) No. 104, were satisfied:
•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectibility is reasonably assured.
     Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.
     For contracts written during 2005 we were able to negotiate more specific delivery milestones and adjusted our revenue recognition policy accordingly. For all new contracts revenue is allocated to the creation of the CD-ROMs, and to the duplication of such CD-ROMs, based upon the contract terms and relative fair value of such services to the total contractual revenue. Revenue from the creation of the multi-media interactive CD-ROMs is recognized when completed and upon client acceptance. Revenue from duplication is recognized as the units are delivered.
     In accordance with Emerging Issues Task Form (“EITF”) Issue 00-21, we believe that the multiple deliverables under our customer contracts that relate to the creation of a CD-ROM and duplication of a CD-ROM are two distinct separate units of accounting. Each unit of accounting has a value to the customer on a stand-alone basis. We can determine the fair value for the creation of a master and the duplication and delivery of the CD-ROM. Our contracts have no right of return once they have been approved by the customer.
     In accordance with EITF Issue 99-19 we recorded sales net of outside advertising agency fees during 2004 and during 2005 sales in partnership with advertising agencies were recorded gross. It is our policy to review and account for each contract separately when an outside advertising is involved.

     Deferred revenue and customer deposits consists primarily of customer deposits, which we collect up-front per our contracts, prior to commencing the creation and/or replication process. The deferred revenues are recognized upon completion of the respective element of the contract for which the deposit was attributable to.
Marketable Securities
     We account for investments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders’ equity.
Stock based compensation to employees and non-employees
     Historically we have used warrants and common stock as compensation for services. We have valued our warrants in accordance with the Black-Scholes method, which estimates fair market value for our warrants. Since we have experienced significant volatility in our stock price the warrant values have fluctuated significantly and sometimes can be valued as high as the underlying common stock. Although the Black-Scholes methodology is generally accepted to determine fair value the resulting warrant value may appear inconsistent with the underlying fair market value of the common stock. This directly results in a significant non-cash expense to us. We intend to limit the future issuance of warrants and common stock as compensation.
     We presently do not have a formal employee stock compensation plan. In the years ended December 31, 2005 and 2004, we issued 315,000 shares and zero shares, respectively of restricted stock to 13 employees in lieu of a cash bonus. Included in the 315,000 shares are 100,000 shares issued to the Chief Financial Officer as a signing bonus during December 2005. The initial terms of his employment agreement call the issuance of 1,000,000 shares (subject to vesting) in the Company’s incentive stock option plan when it is formed. No other stock, option or warrant compensation was provided to any officer or director. During January 2006, the Board of directors approved a formal employee stock compensation program. The plan will allow the Board to grant options to purchase up to 10,000,000 shares of our common stock. The plan is in the process of being drafted and reviewed for final adoption by the Board of Directors. We believe the adoption of the incentive stock option plan will allow us to attract qualified personnel to continue developing and integrating its business plan.
Warranties and product liability
     We warrant that our products conform to their respective functional specifications. Our products are warranted to perform as designed. Such warranties are extended throughout the term agreements that clients enter into with us which are generally short term in nature. We have minimal direct costs associated with the period of service and such costs are generally included in the cost of our products and services. We currently carry product liability insurance. We believe the amount of insurance is adequate to cover our risks. To further mitigate our risks, our standard service agreement expressly limits its liabilities and warranties of its products and services in accordance with accepted provisions of the Uniform Commercial Code as adopted in most states. In addition our vendors generally warrant the CD-ROM’s and DVD’s we distribute to our clients.
Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts using estimates that we make based on factors we believe appropriate such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If we used different assumptions, or if the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase our bad debt expense.
Contractual Obligations, Commitments and Contingencies
     We have contractual obligations and commitments primarily with regards to employment agreements with our executives, a marketing and distribution agreement with our partner, Universal Press Syndicate and a parking lease.
     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2005:

	Payments due by Period
					Beyond
Contractual obligations	2006	2007	2008	2009	2010	Total

Employment agreements (1)	$1,067,000	$1,017,000	$867,000	$—	$—	$2,951,000
Marketing and Distribution agreements (2)	96,000	144,000	144,000	144,000	144,000	672,000
Leases	25,850	2,350	—	—	—	28,200

Total	$1,188,850	$1,163,350	$1,011,000	$144,000	$144,000	$3,651,200

(1)	Includes the anticipated contractual obligations due to the 3 executive founders, Messrs. MacEachern, Kapp and Unruh, our Chief Executive Officer, President and Chief Operating Officer and Directors, respectively. Although as of December 31, 2005 each of the executives were on a month to month contract we have drafted new employment agreements for 3 years which are anticipated to be approved by the Board of Directors pending final review. Accordingly, we have included the expected commitments herein.

(2)	The monthly payment has been suspended from November 2005 until at least April 2006, pending a pending renegotiation of the original terms and conditions to adjust the contract to reflect current market conditions. However, we have included the monthly obligation from April 2006 until the original contract ends pending the final revisions.
Recently Issued Accounting Pronouncements
SFAS No. 151
     In November 2004, the FASB issued SFAS No. 151,“Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,” Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.
SFAS No. 152
     In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.
SFAS No. 153
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, “an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

SFAS No. 154
     In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have used the guidance from SFAS 154 in preparing the financial statements included herein.
SFAS No. 123(R)
     In December 2004, the FASB issued SFAS No. 123(R),“Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.
Risk Factors That May Affect Future Results
     An investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. Material risks and uncertainties that may affect our Company or securities are described below. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein. You should acquire shares of our common stock only if you can afford to lose your entire investment. In order to attain an appreciation for these risks and uncertainties, you should read this entire report and our registration statements in their entirety and consider all of the information and advisements contained therein.

ITEM 7. FINANCIAL STATEMENTS
iMEDIA INTERNATIONAL, INC.
COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004 (as restated)
Index to Financial Statements

Description	Page No.
Reports of Independent Registered Public Accounting Firms	F-1 – F-2
Combined Balance Sheets at December 31, 2005 and 2004 as (restated)	F-3 – F-4
Combined Statements of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004 as (restated)	F-5 – F-6
Combined Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004 as (restated)	F-7-F-11
Combined Statements of Cash Flows for the years ended December 31, 2005 and 2004 as (restated)	F-12 - F-13
Notes to Combined Financial Statements	F-14 - F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of iMedia International, Inc.
     We have audited the accompanying combined balance sheet of iMedia International, Inc. and subsidiaries as of December 31, 2005, and the related combined statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of iMedia International, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a loss of $12,271,114 and used $ $5,995,711 of cash in operating activities during the year ended December 31, 2005, and had a shareholders deficit of $5,047,854 as of December 31, 2005. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Weinberg & Co. P.A.
Los Angeles, California
April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
iMedia International, Inc.
Santa Monica, CA
We have audited the accompanying combined balance sheet of iMedia International, Inc. and affiliates as of December 31, 2004 (restated), and the related combined statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2004 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of iMedia International, Inc and affiliates as of December 31, 2004 (restated), and the results of their operations and their cash flows for the year then ended (restated) in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, during the year ended December 31, 2004, the Company incurred significant losses from operations and was highly dependent on equity and debt financing. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As described in Note 2 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2004 to include the combination of affiliated companies that were previously excluded and disclosed in the financial statement footnotes.
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
     Los Angeles, California
     February 25, 2005
     except Note 2, as to which
     the date is April 17, 2006

IMEDIA INTERNATIONAL, INC.
COMBINED BALANCE SHEETS
DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31,	December 31,
	2005	2004
		(Restated note 2)
Assets

Current assets:

Cash	$1,397,904	$453,304
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $0	1,820,483	46,444
Work in process	27,779	—

Prepaid expense	13,562	554

Total current assets	3,259,728	500,302
Property and equipment, net	140,486	78,211
Investment in available for sale securities	—	1,066,461

Total assets	$3,400,214	$1,644,974

Liabilities and shareholders’ deficit

Current liabilities:

Accounts payable and accrued expenses	$1,124,761	$906,779
Accrued liquidated damages	1,209,518	—
Deferred revenue and customer deposits	90,440	—
Due to affiliate	46,669	—
Notes payable	—	950,022
Note payable – related party	8,483	130,000

Total current liabilities	2,479,871	1,986,801

Warrant liability	5,115,306	—

Total liabilities	7,595,177	—

Commitments and contingencies

Mandatory redeemable convertible preferred stock, net of discount of $2,187,109	852,891	—

(continued)

IMEDIA INTERNATIONAL, INC.
COMBINED BALANCE SHEETS
DECEMBER 31, 2005 AND DECEMBER 31, 2004
(CONTINUED)

	December 31,	December 31,
	2005	2004
		(Restated note 2)
Shareholders’ deficit

Preferred and common stock — affiliated company

Preferred stock — iPublishing, no par value, 6% dividend 5,000 units authorized 450 units issued and outstanding	71,196	71,196
Common stock — iPublishing, no par value 100,000 shares authorized, 30,000 shares issued and outstanding	—	—
Due from Shareholder	(40,000)	(55,047)

Preferred stock — authorized 20,000,000 shares:

Series A — Convertible preferred stock subject to mandatory redemption, convertible into 7,600,000 shares of common, $0.001 par value, 6% dividend, authorized 7,200 shares: 3,040 shares issued and outstanding as of December 31, 2005 none outstanding as of December 31, 2004 net of discount of $2,187,109	—	—

Series B — Convertible preferred stock, net of offering costs of $1,098,468 convertible into 12,300,000 shares of common stock, $0.001 par value, 6% dividend through August 22, 2009, 9% dividend for the year ended August 22, 2010 and 14% thereafter, authorized 6,000 shares; 4,920 shares issued and outstanding as of December 31, 2005, none outstanding as of December 31, 2004.

	3,753,486	—

Common stock, $.001 par value, authorized, 500,000,000 shares; 72,793,746 issued and outstanding as of December 31, 2005 and 65,627,913 issued and outstanding as of December 31, 2004	72,794	65,627

Common stock committed- none at December 31, 2005 and 710,000 shares as of December 31, 2004	—	674,900

Common stock subscription receivable	—	(530,000)
Deferred compensation	(50,785)	(149,246)
Additional paid in capital	16,874,026	9,320,368
Accumulated deficit	(25,728,571)	(8,609,174)
Accumulated other comprehensive loss	—	(1,130,451)

Total shareholders’ deficit	(5,047,854)	(341,827)

Total liabilities and shareholders’ deficit	$3,400,214	$1,644,974

     The accompanying notes are an integral part of these combined financial statements.

IMEDIA INTERNATIONAL, INC.
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Years Ended
	December 31,
	2005	2004
		(Restated note 2)
Net sales	$5,931,626	$2,290,534

Cost of sales	5,061,153	2,542,579

Gross profit (loss)	870,473	(252,045)

Operating expenses:
Selling	2,775,346	1,100,737
General and administrative	5,609,575	2,112,412
Management and consulting fees-related party	581,000	507,000

Total operating expenses	8,965,921	3,720,149

Loss from operations	(8,095,448)	(3,972,194)

Other expenses:
Interest on fixed conversion feature and amortization of discount	126,204	851,418
Warrants issued for extension on Convertible note payable	340,478	—
Loss on revaluation of derivative instruments	533,737	—
Liquidated damages on late filing of registration statement	1,379,757	—
Interest expense, net	61,246	86,922
Loss on investment	573,975	—
Impairment loss on investment in available for sale securities	1,156,269	—

Total other expenses	4,171,666	938,340

Loss before provision for income taxes	(12,267,114)	(4,910,534)

Provision for income taxes	4,000	3,260

Net loss	(12,271,114)	(4,913,794)

Beneficial conversion feature on the Series B convertible preferred stock	3,753,485	—
Interest on fixed conversion feature and amortization of debt discount on Series A redeemable preferred stock	852,891	—
Preferred stock dividends Series A and B	214,907	—

IMEDIA INTERNATIONAL, INC.
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)

	Years Ended
	December 31,
	2005	2004
		(Restated note 2)
Preferred stock dividends – iPublishing	27,000	27,000

Net loss allocable to common shareholders	$(17,119,397)	$(4,940,794)

Other comprehensive loss, net of tax unrealized holding loss on securities	—	$(1,130,451)

Comprehensive loss	$(17,119,397)	$(6,071,245)

Net loss per common share allocated to common shareholders – Basic and Diluted	$(0.24)	$(0.08)

Weighted average common outstanding shares, Basic and Diluted	70,552,192	61,655,666

     The accompanying notes are an integral part of these combined financial statements.

iMedia International, Inc.
Combined Statement of Shareholders’ Equity (Deficit) and Accumulated Other Comprehensive loss
For the years ending December 31, 2004 and 2005

	Preferred Stock
	Affiliated Company									Deferred		Accumulated
	iPublishing, Inc.									Compensation/	Additional	Other
	(Note – 1)		Preferred Stock Series B		Common Stock		Subscription	Committed		Due from	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shareholder	Capital	Losses	Deficit	Total

Balance December 31, 2003 – as originally stated	—	—	—	—	59,183,262	$59,183	$(680,000)	578,667	$691,520	$—	$4,185,230	$—	$(3,637,300)	$618,633

Issuance of common stock for additional founders shares					60,000	60					(60)			—
Issuance of Publishing preferred shares for net assets transferred from the Modern Company upon reorganization	450	71,196												71,196
Change in net income attributable to Affiliated/Predecessor Companies prior to 2003													(336,538)	(336,538)
Issuance of Preferred Stock Dividends – iPublishing													(16,850)	(16,850)
Change in net loss for the year ended December 31, 2003													322,308	322,308

Balance December 31, 2003 as Restated – Note 2	450	$71,196	—	$—	59,243,262	$59,243	$(680,000)	578,667	$691,520	$—	$4,185,170	$—	$(3,668,380)	$658,749

Issuance of common stock for cash					1,661,993	1,662					1,251,338			1,253,000
Issuance of common stock for consulting services					202,325	202					151,005			151,207
Issuance of committed shares					320,333	320	370,000	(320,333)	(381,520)		381,200			370,000
Common stock
committed for consulting services								50,000	50,000					50,000

Subscription cancellations							30,000	(25,000)	(30,000)					—
Subscription receivable							(250,000)	296,666	250,000					—
Offering costs paid in cash											*(189,790)			(189,790)

iMedia International, Inc.
Combined Statement of Shareholders’ Equity (Deficit) and Accumulated Other Comprehensive loss
For the years ending December 31, 2004 and 2005 — Continued

	Preferred Stock
	Affiliated Company									Deferred		Accumulated
	iPublishing, Inc.									Compensation/	Additional	Other
	(Note – 1)		Preferred Stock Series B		Common Stock		Subscription	Committed		Due from	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shareholder	Capital	Losses	Deficit	Total

Issuance of warrants for Micro-Capital debt conversion											*247,473			247,473
Beneficial conversion feature related to convertible Micro-Capital note payable											*464,140			464,140
Beneficial conversion feature related to extension of convertible Micro-Capital note payable											*62,937			62,937
Issuance of warrants for Augustine Fund debt conversion											*54,026			54,026
Beneficial conversion feature related to convertible Augustine Fund note payable											*54,026			54,026
Beneficial conversion feature related to related parties note payable											*31,753			31,753
Warrants issued for services											434,378			434,378
Common stock committed for interest on related parties note payable								130,000	94,900	*(63,267)				31,633
Issuance of common stock for shares in Langley Park Investment- Common stock for Langley					4,000,000	4,000					2,308,539			2,312,539
Offering costs paid with Langley Parkshares											(261,627)			(261,627)
Issuance of common stock for offering costs on Langley Park shares					200,000	200					145,800			146,000

iMedia International, Inc.
Combined Statement of Shareholders’ Equity (Deficit) and Accumulated Other Comprehensive loss
For the years ending December 31, 2004 and 2005 — Continued

	Preferred Stock
	Affiliated Company									Deferred		Accumulated
	iPublishing, Inc.									Compensation/	Additional	Other
	(Note – 1)		Preferred Stock Series B		Common Stock		Subscription	Committed		Due from	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shareholder	Capital	Losses	Deficit	Total

Deferred compensation										*(85,979)				(85,979)
Advances to Shareholder										(55,047)				(55,047)
Unrealized holding loss on Langley Park securities												(1,130,451)		(1,130,451)
Dividends on Preferred dividends of iPublishing													(27,000)	(27,000)
Net loss													(4,913,794)	(4,913,794)

Balance December 31, 2004 – restated note 2	450	$71,196	—	$—	65,627,913	$65,627	$(530,000)	710,000	$674,900	$(204,293)	$9,320,368	$(1,130,451)	$(8,609,174)	$(341,827)

Cancellation of subscription receivable							530,000	(580,000)	(580,000)		50,000			—
Issuance of common stock upon exercise of warrants					2,874,119	2,874					1,132,086			1,134,960
Issuance of common stock for cash					30,000	30					14,970			15,000
Issuance of common stock for services					2,894,350	2,894					1,997,916			2,000,810
Issuance of common stock for interest payable to related parties					130,000	130		(130,000)	(94,900)		94,770			—
Issuance of common stock for liquidated damages and interest for delay in filing of SB2					335,686	336					119,504			119,840
Issuance of common stock for signing bonus’ to employees					125,000	125					29,875			30,000

Issuance of common stock for dividend and series A preferred stock dividend and interest					377,331	378					110,511			110,889

iMedia International, Inc.
Combined Statement of Shareholders’ Equity (Deficit) and Accumulated Other Comprehensive loss
For the years ending December 31, 2004 and 2005 — Continued

	Preferred Stock
	Affiliated Company									Deferred		Accumulated
	iPublishing, Inc.									Compensation/	Additional	Other
	(Note – 1)		Preferred Stock Series B		Common Stock		Subscription	Committed		Due from	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shareholder	Capital	Losses	Deficit	Total

Issuance of common stock for dividend and series B preferred stock dividend and interest					399,347	400					73,401			73,801
Issuance of warrants for services										(50,785)	481,872			431,087
Amortization of deferrerd compensation on warrants for services										149,246				149,246
Permanent impairment on investment in available for sale securities												1,130,451		1,130,451
Issuance of warrants to investors for delay transfer from pink sheets to the Bulletin Board											810,563			810,563
Warrants issued for offering costs for Series A Preferred Stock											437,637			437,637
Issuance of warrants to MicroCapital for debt extension											340,478			340,478
Issuance of Preferred series B			4,920	4,166,331							—			4,166,331
Warrants issued for offering costs for Series B Preferred Stock				(412,845)							412,845			—
Beneficial conversion feature on Series B preferred shares											1,447,233		(3,753,485)	(2,306,252)
Interest on fixed conversion feature and amortiazation of debt discount on Series A redeemable preferred stock													(852,891)	(852,891)
Repayments on Advances to Shareholders										15,047				15,047

iMedia International, Inc.
Combined Statement of Shareholders’ Equity (Deficit) and Accumulated Other Comprehensive loss
For the years ending December 31, 2004 and 2005 — Continued

	Preferred Stock
	Affiliated Company									Deferred		Accumulated
	iPublishing, Inc.									Compensation/	Additional	Other
	(Note — 1)		Preferred Stock Series B		Common Stock		Subscription	Committed		Due from	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shareholder	Capital	Losses	Deficit	Total

Issuance of Preferred Stock Dividends - iPublishing													(27,000)	(27,000)
Issuance of Preferred Stock Dividends Series A and B													(214,907)	(214,907)

Net loss													(12,271,114)	12,271,114)

Balance December 31, 2005	450	$71,196	4,920	$3,753,486	72,793,746	$72,794	$—	—	$—	$(90,785)	$16,874,026	$—	$(25,728,571)	$(5,047,854)

* - As part of the restatement of the 2004 financial statements (note 2) these items were split out in greater detail to better reflect the individual amounts disclosed in the respective footnotes.
The accompanying notes are an integral part of these combined financial statements.

THE IMEDIA INTERNATIONAL, INC.
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

		(Restated Note 2)
Net loss	$(12,271,114)	$(4,913,794)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest on fixed conversion feature and amortization of debt discount	62,936	851,419
Depreciation	46,716	48,111
Allowance for doubtful accounts	25,000	—
Loss on sales of investments	599,793	—
Impairment loss on investment for sale securities	1,130,451	—
Issuance of additional warrants to investors	810,563	—
Issuance of warrants for services	481,870	434,378
Issuance of warrants for extension of notes payable	340,478	—
Common stock issued for services	2,050,811	151,208
Common stock issued for liquidated damages	119,840	—
Common stock issued for preferred stock dividends	184,690	—
Common stock issued to employees for signing bonus’	30,000	—
Common stock issued for extension of related parties notes payable	94,900	—
Net change in derivative instruments due to revaluation	533,737	—
Net change in deferred compensation	98,461	(149,246)
Changes in assets and liabilities
Accounts receivable	(1,799,039)	(46,444)
Work in process	(27,779)	71,056
Prepaid expenses and other assets	(13,007)	2,841
Accounts payable and accrued expenses	205,024	612,532
Accrued liquidated damages	1,209,518	—
Deferred revenue and customer deposits	90,440	—

Net cash used in operating activities	(5,995,711)	(2,937,939)

Cash flows from Investing activities

Purchase of equipment	(108,993)	(74,488)
Due from shareholder	15,047	(55,047)
Due to related parties	—	(41,875)
Due to/from affiliates, net	46,669	—
Proceeds from sale of investment in available for sale securities	466,668	—

Net cash provided by (used in) investing activities	419,391	(171,410)

Cash flows from financing activities

Common stock committed for interest on related party notes	(94,900)	94,900
Issuance (cancellation) of committed shares	(50,000)	50,000
Payments on notes payable — related parties	(130,000)	(14,254)

IMEDIA INTERNATIONAL, INC.
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)

	2005	2004

		(Restated Note 2)
Payments on notes payable	(1,000,000)	(251,035)
Proceeds from notes payable — related parties	8,483	144,349
Proceeds on notes payable	—	1,250,000
Proceeds from issuance of redeemable Series A preferred stock, net	2,712,953	—
Proceeds from issuance of Series B preferred stock, net	4,166,331	—
Proceeds from issuance of common stock from exercise of warrants, net	1,134,960	1,253,000
Proceeds from issuance of common stock for cash	15,000	—
Proceeds from collection of subscription receivable	—	370,000
Offering costs paid with common stock	—	(189,790)
Dividend on iPublishing preferred stock	(27,000)	(27,000)
Dividends on Series A and B preferred stock	(214,907)	—
	-

Net cash provided by financing activities	6,520,920	2,680,170

Increase (Decrease) in cash	944,600	(429,179)

Cash, beginning of year	453,304	882,483

Cash, end of year	$1,397,904	$453,304

Supplemental disclosures of cash flow information:
Income taxes paid	$4,000	$2,400
Interest paid	$118,391	$55,000
     Supplemental schedule of disclosure of non-cash financing activities:
     During the year ended December 31, 2004, the Company exchanged 4,000,000 shares of common stock, valued at $2,312,539 for 4,185,022 shares of the Langley Park Investments Plc Mutual Fund based in London, England.
     The accompanying notes are an integral part of these combined financial statements.

IMEDIA INTERNATIONAL, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2005
1. ORGANIZATION
General
     Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the “Merger Agreement”), a wholly owned subsidiary of the Company’s corporate predecessor, Irvine Pacific Corporation (“IPC”) merged with and into Hollywood Previews, Inc. (“HPI”), on August 29, 2003, resulting in HPI becoming a wholly owned subsidiary of IPC (the “Acquisition”). HPI was a member of an affiliated group including Modern Companies LLC (“Modern Companies”), MOD Studio’s, Inc. (“MOD Studio’s) and iPublishing, Inc. (“iPublishing”).
     As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 shares of IPC common stock which, immediately following the Acquisition, represented 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all of IPC’s outstanding notes immediately prior to the Acquisition). Although HPI became a wholly owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby HPI is considered to be the accounting acquirer of the Company. Immediately prior to the Acquisition IPC had only nominal assets and liabilities and no current business operations.
     Effective November 25, 2003, IPC completed a statutory merger effected for the purpose of changing its state of incorporation from Colorado to Delaware by merging into a newly formed Delaware corporation, iMedia International, Inc. (the “Company”). This change in IPC’s state of incorporation and corporate name was approved by the holders of a majority of IPC’s outstanding shares of common stock at a special meeting of shareholders on November 21, 2003.
     As a result of the reincorporation merger, each outstanding share of IPC’s common stock was automatically converted into one share of Company common stock. Each stock certificate representing issued and outstanding shares of IPC’s common stock continues to represent the same number of shares of common stock of the Company. The Company continues to operate the business of IPC, and the reincorporation did not result in any change in IPC’s former business, assets or liabilities, did not cause the Company’s headquarters to be moved, or result in any relocation of management or other employees.
     At the time of the Acquisition HPI held an exclusive license from iPublishing to use iPublishing’s intellectual property (the “License”). iPublishing’s three shareholders, David MacEachern, Scott Kapp and Franklin Unruh (each of whom own approximately 33% of the outstanding securities of iPublishing), are each officers and directors of the Company. Due to its common ownership and management the activity of iPublishing is included in these combined financial statements. Pursuant to the License, iPublishing receives annual royalties of 5% of Gross Margin generated by discs produced by the Company using iPublishing technology. Because the License is exclusive, iPublishing may not license or assign any of its intellectual property to any other party and may not compete with the Company. The royalties between iPublishing and the Company are eliminated in consolidation. In connection with the exclusive license, HPI purchased all of iPublishing’s property and equipment, which iPublishing had previously purchased from one of its shareholders and officers. The purchase transaction has been accounted for at the carry-over basis of the assets at which they were obtained by the shareholder/officer of iPublishing. HPI has since transferred the exclusive license to its parent, the Company. The intellectual property covered by the License consists of various proprietary procedures, codes, technologies, copyrights, trademarks and brands, along with the proprietary suite of mastering software used to create our CD-ROM and DVD-ROM products.
     As a result of the Acquisition, the Company became a publisher of interactive, digital, and multimedia publications on CD-ROM. The Company markets and produces a variety of special edition digital publications and custom promotional discs for various corporate clients. We also distribute Hollywood Previews™ Entertainment iMagazine™, an interactive digital magazine (also called an iMagazine) on CD-ROM that features movie previews, video games, and television previews, plus interviews with stars, behind the scenes videos, music soundtracks and music videos, Hollywood fashion and style, and other entertainment news. Hollywood Previews™ Entertainment iMagazine™ is used primarily to showcase the Company’s proprietary digital publishing system capabilities. The Company’s publications are distributed in a variety of methods including insertions in major metropolitan newspapers, insertions in major magazines and periodicals, hand-outs using targeted street teams, at movie theater box offices, in back-end fulfillment and packaging, or via direct mail to consumers.
     The majority of our revenues to date have been generated from the sale of custom publications and special edition discs. We continue to pursue the procurement of paid advertising sponsorships, licensing, content placements, and e-commerce fees from Hollywood Previews™ Entertainment iMagazine™. We also intend to begin sales efforts of our proprietary data and Usage Report that monitors the navigation and use of Hollywood Previews™ Entertainment iMagazine™ by its audience.

     The Company is a holding company doing business through various operating subsidiaries. We formed iMedia US, LLC, a California limited liability company on December 24, 2003 to serve as our primary operating unit.
Predecessor Companies
     The combined financial statements include the activity of the following predecessor entities:
•	HPI, incorporated on July 22, 2002 in the state of California.

•	I-Publishing, Inc., incorporated on May 6, 2003 in the state of California.

•	MOD Studios Inc., incorporated on January 8, 2001 in the state of Delaware.

•	The Modern Company LLC, a Nevada limited liability company organized on February 25, 1999.
     The following events detail the evolution of the Company’s predecessor’s activities:
     On January 9, 2001, the members of CD Video Magazine, LLC, a California Limited liability company, unanimously ratified a plan or reorganization pursuant to the Internal Revenue Service Code section 351. Under the plan or reorganization, each member exchanged his/her membership interest into common stock of MOD Studios. MOD Studios produced CD media magazines for which it primarily generated advertising revenue. The main product was the Hollywood Previews Magazine, a highly interactive magazine which contains movie trailers and other upcoming movie events.
     On April 5, 2003, the following events occurred:
     A shareholder/secured creditor/officer of I-Publishing, MOD Studios and the Modern Company foreclosed on the physical assets of MOD Studios with a book value of $71,196 and the intellectual property with a book value of $0 due to the non-payment of certain notes payable totaling $393,331 at the time of foreclosure. The assets, consisting of property and equipment and intellectual property, were used as collateral for the note payable. In addition to the forbearance of the notes payable, MOD Studios is to receive 5% of all revenues paid to the shareholder directly for the use of the “Hollywood Previews” name or trademark from any third party to whom the shareholder sells, licenses, assigns, or transfers the “Hollywood Preview” name. Effective April 5, 2003 Mod Studios, Inc. and Modern Company had formally ceased historical operations and, in the case of MOD Studios, Inc. were formally dissolved. As such, the Company eliminated the net assets, liabilities and common stock of the Modern Company from its combined financial statements.
     The shareholder contributed the repossessed property and equipment and intellectual property to I-Publishing in exchange for 450 shares of Series A — preferred stock valued at $71,196. The transaction was accounted for at the carry-over basis of the related assets. As such I-Publishing has recorded the assets at the transferred cost of $71,196.
     I-Publishing licensed to HPI the exclusive rights to use I-Publishing’s intellectual property. I-Publishing receives annual royalties for each CD distributed. In addition, I-Publishing sold the physical assets to HPI in exchange for a note receivable with a value of $71,196.
2. RESTATEMENT OF FINANCIALS FROM JULY 22, 2002 (inception) TO DECEMBER 31, 2004
     The Company is a member of an affiliated group (the “affiliated group”), which includes I-Publishing, MOD Studios, Inc. (“MOD Studios”), and The Modern Company, LLC (“The Modern Company”). The Company originally accounted for the affiliated group by providing a separate footnote which described the nature of the relationships and included the pro forma impact on the Company’s consolidated financial condition and results of operations as if the consolidated financial statements were presented on a combined basis with the affiliated group for each period presented up to and including the fiscal year ended December 31, 2003. For periods subsequent to December 31, 2003 the Company excluded the results of the affiliated group. Upon further evaluation of its accounting methodology for the affiliated companies the Company determined that it made an error in its application of the relevant accounting principals and determined that it should have combined the affiliated group with the consolidated financials of iMedia International, Inc. and Subsidiaries. In addition, during May 2005 the Company classified its Series A redeemable convertible preferred stock as a long-term liability. Upon further evaluation of its accounting methodology the Company determined that redemption is conditional (i.e., the holder can convert before the shares are redeemed); therefore management concluded that the redeemable convertible preferred stock should be classified as mezzanine financing outside of equity. In addition the Company has determined that the related interest on the fixed conversion feature and amortization of debt discount and the dividends on the Series A redeemable preferred stock should classified as an adjustment in the calculation of the net loss available to common shareholders as opposed to the original classification under other income (expense) as interest expense.

     Accordingly, the Company has determined the effect of the correction on its previously issued financial statements and has recorded the cumulative effects in the Combined Statement of Stockholders Equity (Deficit) and Other Comprehensive loss in accordance with SFAS 154 and has restated these financial statements as of and for the year ended 2004 to include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. In addition the Company has restated the financials as of and for the three, six and nine month periods ended March 31, June 30, and September 30, 2004 to incorporate the aforementioned combining of iPublishing along with the reclassification of the mandatory redeemable convertible preferred stock as temporary equity and related interest on the fixed conversion feature and amortization of debt discount and the dividends on the Series A redeemable preferred stock as an adjustment in the calculation of the net loss available to common shareholders.
     The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, net loss, net loss allocable to common shareholders, comprehensive loss, basic and diluted loss per common share, net comprehensive loss per share, cash, due from affiliate, accounts payable and accrued expenses, due to affiliate, preferred stock iPublishing and accumulated deficit as of and for the year ended December 31, 2004 is as follows:

	As
	Originally	Restatement	As
	Reported	Adjustments	Restated
Net sales	$2,290,534	$—	$2,290,534
Cost of sales	2,565,646	(23,068)	2,542,578
Gross profit (loss)	(275,112)	23,068	(252,044)
Operating expenses	3,698,664	21,485	3,720,149
Net loss	(4,914,516)	723	(4,913,793)
Net loss allocable to common shareholders	(4,914,516)	(26,277)	(4,940,793)
Comprehensive loss	$(6,044,967)	$(26,277)	$(6,071,244)

Loss per common share from operations
Basic and diluted	$0.08	$—	$0.08
Net comprehensive loss per common share	$0.10	$—	$0.10

Cash	$358,969	$94,335	$453,304
Accounts payable and accrued expenses	(757,633)	(149,146)	(906,779)
Due to affiliate	(13,602)	13,602	—
Preferred stock — iPublishing	—	(71,196)	(71,196)
Common Stock	(65,568)	(60)	(65,627)
Due from Shareholder	—	55,047	55,047
Additional Paid in Capital	(9,320,428)	60	(9,320,368)
Accumulated deficit	$8,551,816	$57,358	$8,609,174
     The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, net loss, preferred dividends — iPublishing, net loss allocable to common shareholders, basic and diluted loss per common share, cash, due from affiliate, due from Shareholder, accounts payable and accrued expenses, due to affiliate, preferred stock iPublishing and accumulated deficit as of and for the three months ended March 31, 2004 is as follows:

	As
	Originally		As
	Reported	Restatement	Restated
	(Unaudited)	Adjustments	(Unaudited)
Net sales	$25,500	$—	$25,500
Cost of sales	4,700	—	4,700
Gross profit	20,800	—	20,800
Operating expenses	890,512	(6,782)	883,730
Net loss	(872,112)	6,782	(865,330)
Preferred dividends — iPublishing	—	6,750	6,750
Net loss allocable to common shareholders	(872,112)	32	(872,080)

	As
	Originally		As
	Reported	Restatement	Restated
	(Unaudited)	Adjustments	(Unaudited)
Loss per common share from operations
Basic and diluted	$0.01	$—	$0.01

Cash	$266,648	$10,802	$277,450
Due from affiliate	137,489	(137,489)	—
Accounts payable and accrued expenses	(84,022)	(14,413)	(98,435)
Due to affiliate	(293,213)	152,073	(141,140)
Preferred stock — iPublishing	—	(71,196)	(71,196)
Common Stock	(59,541)	(60)	(59,601)
Due from Shareholder	—	40,000	40,000
Additional Paid in Capital	(4,604,392)	60	(4,604,332)
Accumulated deficit	$4,509,412	$20,223	$4,529,635
     The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, net loss, preferred dividends — iPublishing, net loss allocable to common shareholders, basic and diluted loss per common share, cash, due from affiliate, due from Shareholder, accounts payable and accrued expenses, due to affiliate, preferred stock iPublishing and accumulated deficit as of and for the six months ended June 30, 2004 is as follows:

	As
	Originally		As
	Reported	Restatement	Restated
	(Unaudited)	Adjustments	(Unaudited)
Net sales	$925,175	$—	$925,175
Cost of sales	771,109	—	771,109
Gross profit	154,066	—	154,066
Operating expenses	2,170,329	(37,511)	2,132,818
Net loss	(2,113,707)	37,511	(2,076,196)
Preferred dividends — iPublishing	—	6,750	6,750
Net loss allocable to common shareholders	(2,113,707)	24,011	(2,089,696)

Loss per common share from operations
Basic and diluted	$(0.04)	$0.01	$(0.03)

Cash	$278,477	$36,349	$314,826
Advances receivable	—	55,000	55,000
Accounts payable and accrued expenses	(261,560)	(169,626)	(431,186)
Due to affiliate	(92,356)	92,356	—
Notes payable	(231,992)	(5,000)	(236,992)
Preferred stock — iPublishing	—	(71,196)	(71,196)
Common Stock	(60,983)	(60)	(61,043)
Due from Shareholder	—	55,047	55,047
Additional Paid in Capital	(5,896,982)	60	(5,896,992)
Accumulated deficit	$5,751,007	$7,070	$5,758,077
     The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, net loss, net loss allocable to common shareholders, basic and diluted loss per common share, cash, due from shareholder, accounts payable and accrued expenses, due to affiliate, preferred stock iPublishing and accumulated deficit as of and for the nine months ended September 30, 2004 is as follows:

	Originally		As
	Reported	Restatement	Restated
	(Unaudited)	Adjustments	(Unaudited)
Net sales	$1,681,969	$—	$1,681,969
Cost of sales	1,439,109	—	1,439,109
Gross profit	242,860	—	242,860

	Originally		As
	Reported	Restatement	Restated
	(Unaudited)	Adjustments	(Unaudited)
Operating expenses	3,288,800	(35,998)	3,252,802
Net loss	(3,379,151)	35,138	(3,344,013)
Preferred dividends — iPublishing	—	(20,250)	(20,250)
Net loss allocable to common shareholders	(3,379,151)	14,888	(3,364,263)

Loss per common share from operations
Basic and diluted	$(0.06)	$—	$(0.06)

Cash	$808,943	$47,957	$856,900
Accounts payable and accrued expenses	(581,635)	(156,003)	(737,638)
Due to affiliate	(108,003)	108,003	—
Preferred stock — iPublishing	—	(71,196)	(71,196)
Common Stock	(65,512)	(60)	(65,572)
Due from Shareholder	—	55,047	55,047
Additional Paid in Capital	(9,121,034)	60	(9,120,974)
Accumulated deficit	$7,016,451	$16,192	$7,032,643
3. GOING CONCERN
     For the year ended December 31, 2005 the accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2005 the Company incurred a net loss of $12,271,114 and utilized cash in operating activities of $5,995,711 and had a shareholders deficit of $5,047,854 at December 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern.
     During the year ended December 31, 2005 the Company raised approximately $8,029,000 in net proceeds from investment funds through the issuance of Series A and B — Preferred Stock, the issuance of common stock and the exercise of warrants for common stock. As of December 31, 2005 our cash balance is approximately $1,398,000 and we have receivables in the amount of approximately $1,820,000. Based on our historical cash burn and considering current revenues we believe the Company has adequate cash or cash equivalents to fund operations for the next six months. Although there can be no assurance, we believe that investments being made in sales and marketing during the fourth quarter of 2005 and into the first quarter of 2006 will result in a significant increase in revenues during the second half of 2006.
     During January 2006 we secured a $2.5 million factoring line of credit. We anticipate utilizing the line to fund upfront costs of expected future contracts. See note 15.
     We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional financing. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. Any of which could have a material adverse effect on our financial position, results of operations and cash flows.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The combined financial statements of iMedia International Inc., as of December 31, 2005 include the accounts of the Company and its wholly owned subsidiaries Hollywood Previews, Inc. (a California corporation), iMedia US, LLC (a California limited liability company), iMedia Nevada, LLC (a Nevada limited liability company) and iPublishing, Inc. (a California Corporation) an affiliated company. All significant inter-company accounts and transactions have been eliminated in consolidation.
Dissolution of Subsidiaries
     The Company’s majority owned subsidiaries Las Vegas Previews, LLC and iPolitix, LLC had no operations for the year ended December 31, 2005, and these entities have been dissolved.

Revenue Recognition
     The Company’s major source of revenue is from the creation and duplication of interactive multi-media CD-ROMs from content provided by customers.
     From inception through December 31, 2004 the Company was testing the market with several different contracts in order to gain acceptance for its products and services in the market place. Accordingly our initial recognition policy was to recognize revenue in full when the product, usually a CD-ROM or a production run of CDs or DVDs, was shipped to the customer or distributed to the public, provided that the other conditions of sale as established by the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, were satisfied:
     Persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured.
     Revenue from advertising contracts and agreements is deferred until the services and/or products are completed and delivered.
     For contracts written during 2005 the Company was able to negotiate more specific delivery milestones and adjusted its revenue recognition policy accordingly. For all new contracts revenue is allocated to the creation of the CD-ROMs, and to the duplication of such CD-ROMs, based upon the contract terms and relative fair value of such services to the total contractual revenue. Revenue from the creation of the multi-media interactive CD-ROMs is recognized when completed and upon client acceptance. Revenue from duplication is recognized as the units are delivered.
     In accordance with Emerging Issues Task Form (“EITF”) Issue 00-21, the Company believes that the multiple deliverables under our customer contracts that relate to the creation of a CD-ROM and duplication of a CD-ROM are two distinct separate units of accounting. Each unit of accounting has a value to the customer on a stand-alone basis. The Company can determine the fair value for the creation of a master and the duplication and delivery of the CD-ROM. The Company’s contracts have no right of return once they have been approved by the customer.
     In accordance with EITF Issue 99-19 in the fiscal years ending December 31, 2005 and 2004, the Company recorded sales net of outside advertising agency fees. For the years ended December 31, 2005 and 2004 advertising agency fees used to offset sales were $0.00 and $91,985 respectively.
Accounts Receivable
     The Company sells its products throughout North America. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. As of December 31, 2005 a $25,000 valuation allowance has been recorded against the accounts receivable.
Earnings (Loss) per Common Share
     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, which established standards for computing and presenting earnings (loss) per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares if all dilutive potential common shares had been outstanding.
     The Company excluded 41,499,009 and 3,182,933 potential common shares from the computation of diluted net loss per share for the years ended December 31, 2005 and 2004, respectively because the effect would have been anti-dilutive.
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
Impairment of Long-Lived and Intangible Assets
     The Company reviews its assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated losses are included in the statements of operations as a component of cost of sales.
Fair Value of Financial Instruments
     The Company’s financial instruments include cash, accounts receivable, and accounts payable and accrued expenses, accrued liquidated damages, customer deposits, due to affiliate and notes payable. The book values of all financial instruments are representative of their fair values due to their short term maturity.
Income Taxes
     The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.
Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations and Uncertainties
Major Customers and Suppliers
     We continue to expand and diversify our customer and marketing base so as to reduce the risk associated with sales concentration on any one or group of clients or markets. It is anticipated that over the succeeding quarters, our customer base will become more broadly diversified as we begin marketing efforts directed at newspapers as an additional distribution channel for our monthly Hollywood Previews iMagazine with the potential to create complementary weekly magazines for the sports, travel and the life science industries.
     During the year ended December 31, 2005, six major customers accounted for 82% of total net sales whereas for the year ended December 31, 2004 four major customers accounted for 100% of total net sales. For the year ended December 31, 2005 one major vendor accounted for 84% of purchases, whereas for the year ended December 31, 2004, one major vendor accounted for 36% of purchases.
     We continue to be dependent upon third party suppliers for the manufacturing of our goods and products. Presently we outsource our disc manufacturing and printing to a variety of vendors in strategic geographic areas. Printing and disc manufacturing is a commodity industry, and should it be necessary, these suppliers can be easily replaced without detrimentally affecting to the Company.
     The Company does not believe that in the near future its earnings from sales to customers will be over concentrated to any one or to only a few customers. The Company’s business plan calls for sales to a wide variety of customers and in a wide variety of interests. Similarly, the Company’s purchases will not be over concentrated to any one or only a few vendors.
Lines of Credit
     In March 2004, we cancelled a line of credit with a financial institution in the amount of $30,000.

Marketable Securities:
     The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders’ equity (see note 5).
Comprehensive Income (Loss):
     SFAS No. 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be reported as a separate component (comprehensive income/loss) of stockholders’ equity.
Stock Based Compensation
     The Company currently accounts for all stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the date of grant.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first fiscal year reporting period that begins after June 15, 2005 for large business issuers and December 15, 2005 for small business issuers. The Company will adopt SFAS 123(R) during of 2006. During the years ended December 31, 2005 and 2004 the Company recognized compensation expense based on the fair market value of the warrant or option issued and the vested during the period. The Company has recorded and expensed all warrants or options when issued.
Reclassifications
     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
SFAS No. 151
     In November 2004, the FASB issued SFAS No. 151,“Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,“Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.
SFAS No. 152
     In December 2004, the FASB issued SFAS No. 152,“Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,“Accounting for Real Estate

     Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,“Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.
SFAS No. 153
     In December 2004, the FASB issued SFAS No. 153,“Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,“Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.
SFAS No. 154
     In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have used the guidance from SFAS 154 in preparing the financial statements included herein, see note 2.
SFAS No. 123(R)
     In December 2004, the FASB issued SFAS No. 123(R),“Share-Based Payment”. SFAS 123(R) amends SFAS No. 123,“Accounting for Stock-Based Compensation”, and APB Opinion 25,“Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) and, as of December 31, 2005 has determined that the impact, if any of the adoption of SFAS no 123(R) will not have a material effect on the Company’s financial statements.
5. INVESTMENT IN AVAILABLE FOR SALE SECURITIES
     On September 30, 2004, we closed on a Stock Purchase Agreement with Langley Park Investments LLP, a London-based institutional investment trust. Langley Park purchased 4,000,000 of the Company’s common shares at the price of $1.90 per share. In lieu of cash, Langley issued to the Company 4,185,022 of its common shares at British Pound Sterling 1.00 per share (British Pound Sterling 1.00 = US $1.81 on August 5, 2004). These shares become free-trading on the London Stock Exchange (LSE) on October 8, 2004 and opened at British Pound Sterling 0.31 per share. On September 30, 2004, we booked the corresponding value of these shares as an asset on our financial statements in the amount of $2,312,539. The asset value was calculated by multiplying the number of the Langley Shares by the first opening trade as reported on the LSE, multiplied by the U.S. dollar to British Pound Sterling exchange rate on September 30, 2004 (4,185,022 X British Pound Sterling 0.31 X $1.7825 = $2,312,539).
     We paid a non-cash commission to an investment banker consisting of 209,251 Langley Park shares valued at $115,627 (209,251 x British Pound Sterling 0.31 X $1.7825), and an additional 200,000 shares of our common stock booked at FMV, and valued at $146,000 (200,000 X $0.73) for this transaction. The net fair market asset value of the Langley Park investment as of December 31, 2005 and December 31, 2004 was $0.00 and $1,066,461, respectively.

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
     The Comprehensive loss of $1,130,451at December 31, 2004 represents the unrealized loss in the investment in Langley Park Investments Plc. Mutual Fund shares. This unrealized loss was caused by the value of the Langley Park shares as quoted on the London Stock Exchange at December 31, 2004 (Sterling 0.14 pence), declining from the cost recorded at September 30, 2004 (Sterling 0.31pence), the date of purchase. The Company determined that its entire investment in the escrow shares became permanently impaired. In accordance with SFAS No. 115, the write down of these shares was reflected as a permanent impairment and the previously reflected unrealized loss of $1,130,451 included in accumulated other comprehensive loss as of December 31, 2004 was recorded in the statement of operations, and during 2005, the Company reflected a further impairment loss of $25,819 on the escrowed shares.
     During the year ended December 31, 2005, the Company sold 1,883,260 shares of its non-escrow shares for gross proceeds totaling $466,668. In connection with the sale of these shares the Company recorded a loss for the year ended December 31, 2005 of $573,975 in the statement of operations in other expense.
     As of December 31, 2005 all Langley non escrowed shares had been sold.
6. PROPERTY AND EQUIPMENT
     Property and equipment at December 31, consisted of the following:

	2005	2004
Office Computers and Equipment, at cost	$364,346	$255,352
Less accumulated depreciation	223,859	177,142

Property and equipment, net	$140,486	$78,210

     For the years ended December 31, 2005 and 2004, depreciation expense was $46,717 and $48,111 respectively.
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
     In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of the Note to Augustine was considered to be interest expense. It was recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matured. During the year ended December 31, 2004, the Company recorded $54,026 as a debt discount and recognized $54,026 in interest expense related to the accretion of the debt discount.
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
     In July, 2004, the Company exercised its option to repay the Note and Augustine elected not to convert. The principal amount of the Note, plus $5,000 in interest was paid by the Company on July 20, 2004 and no penalty warrants were issued. The remaining interest related to the difference between the Company’s stock price and the conversion price and the warrants was recognized on that date.

     On September 1, 2004 the Company closed on two short-term convertible notes payable to MicroCapital Fund, LP and MicroCapital Fund LTD (separately and collectively “Lenders”). The Company borrowed the aggregate amount of $1,000,000 payable to Lenders in 120 days. The Note bears simple interest of 15%. As an incentive to make the loan, Lenders were issued 5-year warrants to purchase up to the aggregate of 1,111,000 shares of common stock at $0.90 per share. On December 28, 2004 the exercise price of the warrants was reset to $0.70 per the terms of a loan. The warrants are exercisable at any time from September 1, 2005 through August 31, 2009 into unregistered or registered shares upon the Lenders tendering immediately available funds. The warrants carry certain anti-dilution provisions but do not contain cashless exercise provisions. Pursuant to the terms of the Notes, the Company has the right to repay the note at maturity, or Lenders may exercise an option to convert any portion of the notes into common shares at the price of $0.60 per share up to a maximum of 1,666,666 common shares. The Company has the right to force a conversion at the price of $0.20 per share, or 5,000,000 shares subject to the Company meeting certain required disclosure conditions. We have an obligation to register the notes and warrants under a Registration Rights Agreement which we have accounted for under the provisions of EITF 00-19.
     In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of the Note to Lenders are considered to be interest expense. It will be recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matures. During the year ended December 31, 2004, the Company recorded $464,140 as a debt discount and recognized $464,140 in interest expense related to the accretion of the debt discount. See note 12.
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
     On December 30, 2004 Lenders agreed to extend the loan to April 30, 2005 under similar terms, except that, under the terms of the amendment, the price that Lenders may have exercised an option to convert any portion of the notes into common shares is $0.60 per share up to a maximum of 1,666,666 common shares and the Company’s right to force conversion at price is lowered to $0.16 per share, or 6,250,000 shares. Due to the amendment, the additional amount allocated to the warrants as debt discount was $62,937 and was fully amortized and recognized as interest expense during the year ended December 31, 2005.
     In the second quarter of 2005, the Company was granted an additional repayment extension. The Company issued the Lender 555,556 additional warrants in connection with this extension. These warrants were valued at $340,478. The warrants have a strike price of $.40 per share and a term of three years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 135% volatility, $0.69 share price, risk free interest rate of 3.65% and zero dividend yield. and are reflected as warrants issued for extension on convertible notes payable in the statement of operations during the year ended December 31, 2005. In the second quarter of 2005 these notes were repaid in their entirety.
8. PAYABLES TO RELATED PARTIES
     On July 20, 2004, the Company closed three short-term loans totaling $130,000. These loans were made to the Company by parties related to the Company and/or its officers or directors and each was evidenced by a promissory note (each, a “Related Party Note”). Each Related Party Note had identical terms and conditions, although the note amounts varied. The notes had a term of 90 days and bore interest at 8% per annum. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share, valued at $42,016, were issued to the lenders as an incentive to make the loans. The warrants were valued with Black Scholes assumptions of 50% volatility, $0.73 share price, risk free interest rates ranging from 2.87% to 3.7%, and exercise prices ranging from $0.50. On December 31, 2004 the Related Party Notes were amended and the loans were extended until April 30, 2005. In exchange for waiving the interest payments on the original notes, the 130,000 two year warrants were cancelled and the Company authorized the issuance of 130,000 common shares in January 2005 (see Note 11). At December 31, 2004 the committed stock was valued at $94,900. During the years ended December 31, 2005 and 2004 the deferred interest of $63,267 and $31,633 had been amortized to interest on fixed conversion feature and amortization of debt discount in the statement of operations. On May 26, 2005 the Company paid $130,000 to satisfy its “Payable to related parties”.
     At December 31, 2005 the Company had a demand note balance of $8,483 due on a note payable to Frank Unruh, our chief operating officer.
9. COMMITMENTS AND CONTINGENCIES
Office Lease
     The Company leases its office facilities on a month-to-month basis for $3,395. In addition we rent additional parking spaces sufficient to accommodate our current staffing levels. The additional parking has historically been on a month-to-lease. In March 2006 the Company signed a 12 month lease on parking spaces. Combined annual rent expense amounted to $71,517 and $39,145 for the years ended December 31, 2005 and December 31, 2004, respectively.

Employment and consulting agreements
     The Company entered into employment agreements with Mr. MacEachern, Mr. Kapp and Mr. Unruh on August 1, 2003. Each officer is compensated $18,000 annually in addition to compensation received through I-Publishing, Inc as described below. The agreements may be terminated by the Company or employee upon 14-days written notice. Although the agreements currently may be terminated up notice the Board of Directors has contracted with an outside compensation consulting firm and has drafted new contracts which contemplate 3 year employment agreements for the 3 executive officers, tentatively expiring in January 2009. The employment agreements will be formalized upon receipt of a pending review from outside compensation consultants and approval by the Board of Directors.
     The Company entered into a consulting and independent contractor agreement with iPublishing, Inc. on July 15, 2003. The agreement specifies monthly payments totaling $40,500 for the combined executive management services of the Company’s Chief Executive Officer, President and Chief Financial Officer. In October 2004, this amount was increased to $47,500 per month, in April 2005 increased to $50,000 per month and in September 2005 to $55,000 per month. The Company may terminate the agreement upon 30-days written notice. Total compensation paid for the year ended December 31, 2005 and 2004 is $581,000 and $507,000, respectively. In order for the officers to tax advantage of certain tax benefits iPublishing in turn paid a personal service corporation, The Modern Company, owned by the three executives noted above. These payments are recorded as management compensation expense in the accompanying statement of operations. The management independent contractor agreement with iPublishing, Inc is being contemplated with the above noted employment agreements and will run concurrently under the same terms and conditions as the related employment agreements.
     The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholders, Investment Advisory Group, Inc. and Media Solutions Network, LLC. Each agreement specifies monthly payments of $13,500 each for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total fees of $324,000 and $322,000 for their services are included in general and administrative or selling expenses in the statement of operations for the years ended December 31, 2005 and 2004, respectively.
     On September 20, 2005 the Company signed a deal memorandum, pursuant to a formalized two-year employment agreement with Henry Williamson to serve as president of its newspaper syndication division, a non-executive officer position. The deal memorandum provides for the payment of a salary of $200,000 per year, and includes the opportunity to earn warrants or options to acquire up to 2,000,000 shares of common stock. The warrants or options shall be issued as “incentive” and “performance” stock options (or warrants) under the Company’s employee option plan. The plan has not yet been developed or formalized but is anticipated to be completed within the next 60-90 days (see note 15). The options or warrants shall be issued, “at-the-money”, with the exercise price calculated as of the VWAP of the 20-day period prior to the vesting date. The options or warrants shall contain traditional cashless exercise provisions. The options or warrants shall vest progressively over the term of the Employment Agreement. No options or warrants shall vest until Williamson has been employed for six months at which time Williamson will vest 500,000 warrants. An additional 500,000 shall be vested at the end of 12-months, 18 months and 24 months, so that provided Williamson remains employed for the entire two-year period, Williamson will have been vested with options or warrants for the entire 2,000,000 shares. Company may terminate Williamson “without Cause” subject to certain severance conditions, or “for Cause” in which case there would be no severance. Williamson may resign, but forfeits any unvested options or warrants. See note 15.
     On December 16, 2005 the Company and its Chief Financial Officer, Mr. Fidaleo signed a Deal Memorandum prior to the finalization of a formal employment agreement. The employment agreement will be formalized upon receipt of a pending review from outside compensation consultants. The compensation consultants will be making recommendations to the Board of Directors with regards to all of the Company’s executive employment agreements and the Company’s executive bonus plan. Per the terms of the Deal Memorandum, Mr. Fidaleo will serve as the Company’s Chief Financial Officer for a three-year term expiring on December 31, 2008. Mr. Fidaleo will initially earn an annual base salary of $180,000, and a signing bonus grant of 100,000 shares of the restricted common stock valued at $24,000. In addition, if and when the Company adopts an employee stock option plan, Mr. Fidaleo will be granted an option to purchase 1,000,000 shares of the Company’s common stock pursuant to the terms of such plan. The options will vest proportionately on the first, second and third anniversary of the Deal Memorandum, and shall be exercisable at $0.24 per share, which was the fair market value of the Company’s underlying common shares on the day the Deal Memorandum was executed. The expiration date of options has not yet been designated. See note 15.
Service Agreement
     On August 5, 2005 the Company entered into an agreement through December 31, 2010 with a newspaper content provider to be an exclusive representative for the Company in marketing the Company’s discs including “Hollywood Previews” to newspapers and to newspaper websites throughout the world. For these services the Company is obligated to pay a per unit fee for iMedia discs of no less than $12,000 per month against a per unit fee. The monthly payment has been suspended from November 2005 until at least April 2006, pending a pending renegotiation of the original terms and conditions to adjust the contract to reflect current market conditions. For the year ended December 31, 2005 $24,000 has been paid on this contract.

10. PREFERRED STOCK
     The Company is authorized to issue 20,000,000 shares of preferred stock. The following types of preferred stock have been issued:
Series A — Redeemable Convertible Preferred Stock
     On May 23, 2005, the Company’s Board of Directors authorized the issuance of 7,200 shares of Series A — Preferred Stock. On the same date, the Company entered into a Purchase Agreement with several accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, 3,040 shares of Series A — Preferred Stock for an aggregate of $3,040,000. The Series A — Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date. The Series A — Preferred Stock are convertible at any time after the date of issuance by the holder and as such the redemption is considered conditional (i.e., the holder can convert before the shares are redeemed); therefore, the preferred stock is outside the scope of SFAS 150. However, pursuant to ASR 268 and EITF Topic D-98 together with rule 5.02.28 of regulation S-X the Preferred Stock is classified as mezzanine financing on the balance sheet. Net proceeds received by the Company after closing costs of $327,047, was $2,712,953. The $327,047 of closing costs has been reflected as debt discount.
     The Series A — Preferred Stock contains certain conversion features and, 16,217,950 warrants at varying terms and exercise prices were issued in conjunction with the Preferred Stock pursuant to the Purchaser’s respective purchase agreements, comprised of 13,600,000 detachable warrants and 2,617,950 commission warrants. Based upon the existence of these features, the Company determined that a debt discount was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the beneficial conversion feature. On August 22, 2005 the Company reset the exercise price of certain of these warrants from $0.60 per share to $0.40 per share per the terms of an anti-dilution provision contained in the Warrant Agreement. The terms required the Company to reset the exercise price to the conversion price of the Series B Convertible Preferred shares, which were issued subsequent to the Warrant Agreement. The total value of the warrants associated with this Preferred Stock offering, for purposes of calculating the accounting for the beneficial conversion feature, was valued at $9,979,966 comprised of $9,539,309 related to the detachable warrants and $437,637 related to the commission warrants. The warrants were valued with Black Scholes assumptions of volatility ranging from 120% to 125%, share prices ranging from $0.47 to $0.89, risk free interest rates ranging from 3.50% to 3.83%, and exercise prices ranging from $0.40 to $1.00. As the value of the warrants and the beneficial conversion feature exceeded the total offering proceeds, the amount allocated to the detachable warrants and the beneficial conversion feature was limited to the amount of the Series A — Preferred Stock. Therefore the Company recorded a discount of $2,712,953 relating to the issuance of the warrants. The detachable warrants were recorded as a warrant liability on the balance sheet (see warrant liabilities below) and the commission warrants were recorded in stockholders equity on the balance sheet.
     The discount has been recorded as a valuation allowance against the Series A — Preferred Stock and is being amortized to retained earnings as a dividend over the redemption feature of 24 months. For the year ended December 31, 2005 amortization of the discount recorded to retained earnings is $852,891. The Company recorded Series A Preferred Stock dividends of $109,947 during the year ended December 31, 2005. In payment of such dividends during the year ended December 31, 2005 the Company issued 377,331 shares of common stock valued at $110,889, paid $4,000 in cash and has $5,025 in prepaid dividends that are netted against accrued expenses on the balance sheet.
     The Company elected to withhold the filing of its registration statement for its Series A - Preferred Stock and warrants until it could close on its Series — B Preferred Stock offering. Therefore, the Company did not file its registration statement until September 29, 2005. In accordance with the Series A — Preferred Stock agreement liquidated damages were assessed at the rate of 2% per month as the registration was not filed by July 7, 2005. As such, the Company was 84 days late in filing its registration statement. See further discussion on liquidated damages at the end of the following discussion on Series B — Convertible Preferred Stock
     The following is a brief descriptive summary of the principal terms, rights and obligations of the Company’s Series A-6% Convertible Preferred Stock (“ the Series A — Preferred Stock”):
     Dividends. Holders of the Series A — Preferred Stock shall be entitled to receive cumulative dividends of 6% per annum, based on the stated value of $1,000 per share of Preferred Stock, payable quarterly on March 1, June 1, September 1 and December 1, with the first payment due on June 1, 2005. The Company has the right to elect to pay the 6% preferred dividend in common stock in lieu of cash. In the event Company elects to pay the preferred dividend in common stock, dividends are calculated by dividing the quarterly dividend by the sum of the discounted Value Weighted Average Pricing (“VWAP”) for the 20 trading days preceding day the preferred dividend is paid. If the underlying shares have been registered for trading with the Securities and Exchange Commission (the “SEC”), then the discount rate of the VWAP is 10%. If the shares have not been registered for trading with the SEC, then the discount rate of the VWAP is 30%. If for some reason the dividend is not paid within three trading days of the dividend payment date, interest accrues at the rate of 18% annually

     Voting Rights. Except as otherwise required by law, a holder of shares Series A — Preferred Stock does not have the right to vote on matters that come before the Company’s stockholders. However, the Company may not authorize or create any class of stock ranking senior to, or otherwise pari passu with, Preferred Stock with respect to dividends, redemption or distribution of assets upon liquidation.
     Liquidation Preference. In the event of a dissolution or winding up of the Company, each holder of the Series A — Preferred Stock is entitled to a liquidation preference of $1,000 per share of Series A — Preferred Stock held plus any declared but unpaid dividends on such share, prior to any payment to the holders of the Company’s common stock or any other stock of Company ranking junior to the Series A — Preferred Stock with regard to any distribution of assets upon liquidation, dissolution or winding up of the Company.
     Conversion. Shares of the Series-A Preferred Stock may, at the option of the holder, be converted at any time or from time to time into shares of common stock at the initial conversion price of $0.40 per share, subject to adjustment; provided, that a holder of Series A — Preferred Stock may at any given time convert only up to that number of shares of Series A — Preferred Stock so that, upon conversion, the aggregate beneficial ownership of common stock of such holder and all persons affiliated with such holders does not exceed 4.99% of the then outstanding common stock. The number of shares into which one share of Stock shall be convertible shall be determined by dividing $1,000 by the then existing conversion price.
     The conversion price may be reduced if the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect (other than in connection with an acquisition of the securities, assets or business of another company, joint ventures and employee stock options).
     Redemption. The Registrant is to redeem all of the then outstanding shares of Series A - Preferred Stock on May 23, 2007. If the shares underlying the Series A — Preferred Stock are registered and the Company ‘s stock price trades above $1.25 for a period of thirty consecutive days with average daily volume for 20 consecutive days of 100,000 shares per day the Company may force the holders of the Series A- Preferred Stock to convert into Common Stock.
     Holders of warrants issued in the Series A — Preferred Stock may only exercise warrants with a “cashless exercise” provision if, after one year from the date of issuance of the warrants, May 24th, 2006, there is no effective registration statement or no current prospectus available for resale by the Holder of the shares underlying such warrants.
Series B — Convertible Preferred Stock
     On August 22, 2005, the Company entered into a Purchase Agreement with 36 accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, $4,920,000 in shares of Series B — Convertible Preferred Stock and warrants to purchase up to 14,760,000 shares of common stock resulting in net proceeds to the Company of $4,166,331 net of closing costs of $753,669. The Warrants are exercisable for five years at $0.60 per share.
     The Series B Convertible Preferred Stock contains certain conversion features and 14,760,000 5-year warrants at an exercise price of $.060 per share were issued in conjunction with the Preferred Stock pursuant to the Purchaser’s respective purchase agreements. In addition 1,211,250 warrants, valued at $412,845 were issued and $753,669 of cash was paid as commissions for the placement of the Series B Convertible Preferred Stock. Based upon the existence of these conversion features and warrants issued, the Company determined that a preferred stock beneficial conversion feature was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the effect of the beneficial conversion feature. The total value of the warrants attached to this Preferred Stock offering was valued at $5,981,400. The warrant value was calculated using the Black-Scholes method using the following assumptions of 108% volatility, expected life of 5 years, $.52 share price, risk free interest rate of 3.83% and zero dividend yields. The beneficial conversion feature was valued at $3,753,485. Since the warrant value was greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions, the beneficial conversion feature was limited to the net value of the preferred stock of $3,753,485. In accordance with EITF Issue 98-5 since the holders of the Series B Convertible Preferred Stock may convert at anytime, the preferred stock beneficial conversion feature of $3,753,485 has been amortized in full against retained earnings as of December 31, 2005 and reflected as an adjustment to net loss allocable to common shareholders.
     In addition, the Company paid certain offering commissions to two investment banking firms in connection with the issuance of its Series B — Preferred Stock through the issuance of warrants to purchase up to 1,211,250 shares of its common stock. The warrants were issued at strike prices of $.40 per share expiring on August 22, 2009. The value of these warrants is $412,845. The warrant value was calculated using the Black-Scholes method using the following assumptions of 108% volatility, expected life of 4 years, $.45 share price, risk free interest rate ranging of 3.83% and a zero dividend yield.
     The Company recorded Series B Preferred Stock dividends of $104,960 during the year ended December 31, 2005. In payment of such dividends during the year ended December 31, 2005 the Company issued 399,347 shares of common stock valued at $73,800, and has $30,160 in accrued dividends that are included in accrued expenses on the balance sheet.

     The following is a brief descriptive summary of the principal terms, rights and obligations of the Company’s Series B Convertible Preferred Stock (“The Series B — Preferred Stock”) issued on August 22, 2005 (“Original Issue Date”):
     Dividends. Holders of the Series B — Preferred Stock shall be entitled to receive cumulative dividends based on the stated value of $1,000 per share of Series B — Preferred Stock at the rate of 6% per annum until August 22, 2009, 9% per annum from August 22, 2009 until August 22, 2010 and 14% from the August 22, 2010 until the Series B- Preferred Stock is no longer outstanding. Dividends will be payable quarterly on March 1, June 1, September 1 and December 1, with the first payment due on December 1. Pursuant to the terms of the Series B-Preferred Stock Certificate of Designation, if the Company does not have in effect a policy of directors and officers liability insurance by February 20, 2006, or if the Corporation shall not have appointed a new Chief Financial Officer (“CFO”) prior to November 18, 2005, then dividends accrue and are payable at a rate of 9% per annum in lieu of 6% per annum during the occurrence and during the continuance of either of the foregoing events. The Company entered into an agreement during November 2005 and formally hired a new CFO on December 16, 2005 effectively meeting the terms of the agreement with respect to any penalties resulting from the appointment of the CFO after the deadline of November 18, 2005. The Company has the right to elect to pay the 6% preferred dividend in common stock in lieu of cash. In the event the Company elects to pay the preferred dividend in common stock, dividends are calculated by dividing the quarterly dividend by the sum of the discounted Value Weighted Average Pricing (“VWAP”) for the 20 trading days preceding day the preferred dividend is paid. If the underlying shares have been registered for trading with the SEC, then the discount rate of the VWAP is 10%. If the shares have not been registered for trading with the SEC, then the discount rate of the VWAP is 30%. If for some reason the dividend is not paid within three trading days of the dividend payment date, then interest accrues at the rate of 18% annually.
     Voting Rights. Except as otherwise required by law, a holder of shares of Series B - Preferred Stock does not have the right to vote on matters that come before the Company’s stockholders. However, the Company may not authorize or create any class of stock ranking senior to, or otherwise pari passu with, the Series B — Preferred Stock with respect to dividends, redemption or distribution of assets upon liquidation.
     Liquidation Preference. In the event of a dissolution or winding up of the Registrant, each holder of the Series B- Preferred Stock is entitled to a liquidation preference of $1,000 per share of Series B — Preferred Stock held plus any declared but unpaid dividends on such share, after distribution or payment to the holders of the Company’s Series B — Preferred Stock and prior to any payment to the holders of the Company’s common stock or any other stock of the Company ranking junior to the Series B — Preferred Stock with regard to any distribution of assets upon liquidation, dissolution or winding up of the Company.
     Conversion. Shares of Series B — Preferred Stock may, at the option of the holder, be converted at any time or from time to time into shares of common stock at the initial conversion price of $0.40 per share, subject to adjustment; provided, that a holder of Series B — Preferred Stock may at any given time convert only up to that number of shares of Series B — Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the common stock of such holder and all persons affiliated with such holders does not exceed 4.99% of the then outstanding common stock. The number of shares into which one share of Series B Stock shall be convertible shall be determined by dividing $1,000 by the then existing conversion price.
     The conversion price may be reduced if the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect (other than in connection with an acquisition of the securities, assets or business of another company, joint ventures and employee stock options).
     Forced Conversion. If the shares underlying the Series B — Preferred Stock are registered and the Company’s stock price trades above $1.25 for a period of thirty consecutive days with average daily volume for 20 consecutive days of 100,000 shares per day the Company may force the holders of Series B Convertible Preferred Stock to convert into Common Stock.
     Holders of warrants issued in the Series B — Preferred Stock financing may only exercise warrants with a “cashless exercise” provision if, after one year from the date of issuance of the warrants, August 28th, 2006, there is no effective registration statement or no current prospectus available for resale by the Holder of the shares underlying such warrants.
Liquidated damages
     As discussed above during 2005 the Company closed financings for its Series A convertible redeemable preferred and Series B convertible preferred stock. As part of the terms and conditions of the respective registration rights agreements the Company is required to pay certain liquidated damages at 2% plus 18% interest for unpaid damages first for a delay in filing the registration statement and then for a delay in the effective date. During 2005 the Company elected to withhold the filing of its registration statement for its Series A — preferred stock and warrants until it could close on its Series B — preferred stock offering. Therefore, the Company did not file its registration statement until September 29, 2005. In accordance with the Series A — preferred stock agreement liquidated damages were assessed as the registration was not filed by July 7, 2005. As such, the Company was 84 days late in filing its registration statement. During 2005 the Company paid $50,400 in cash and issued 335,686 of commons stock valued at $119,840 for a combined $170,240 associated with liquidated damages for filing its registration statement late. In addition during 2005 the

Securities and Exchange Commission (“Commission”) elected to review the document and submitted questions to the Company for response. During the course of responding to the Commissions questions the financial statements included in the document have gone stale pursuant to SEC rules and the registration statement cannot go effective. As such, the Company must replace the stale financial statements with the audited 2005 financials and respond to the Commissions questions, and any follow-up questions the Commission may have after reviewing our initial responses. Accordingly, we have estimated and accrued an additional $1,123,000 in estimated liquidated damages and $87,000 in related interest expense for a combined total of $1,210,000 based on our best estimate that the document will be cleared by the Commission to go effective during June of 2006.
Warrant liabilities
     During the year ended December 31, 2005 the Company closed financings on its Redeemable Convertible Preferred Series A Stock and Convertible Preferred Series B Stock. As part of the financings the Company issued 25,360,000 warrants to purchase shares of the Company’s common stock. The warrants were comprised of the following:

	Quantity of	Strike
Warrant description	Warrants	Price	Contract life

Warrants issued with Series A Preferred	13,600,000	$0.40	2 and 5 years
Warrants issued with Series B Preferred	14,760,000	$0.60	5-years

Total warrants	25,360,000

     The warrants are classified as a liability rather than equity because the respective registration rights agreements for the Series A convertible redeemable preferred and Series B convertible preferred stock have certain terms and conditions whereby the Company is required to pay liquidated damages at 2%, in cash for a delay in the effective date of the registration statement. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly. At the dates of warrant issuance the estimated fair value of $2,275,316 for Series A Preferred and $2,306,052 for Series B Preferred was recorded as a total warrant liability of $4,581,568 on the consolidated balance sheet. At December 31, 2005 the total fair value of the warrant liability was estimated to be $5,115,306 and the net increase of $533,737 in warrant liability was recorded as a loss on derivative instruments in the consolidated statement of operations, The increase in the warrant liability was due primarily to the decrease in Company’s common share price from the date of issuance of $0.89 and $0.52 per common share respectively compared to $0.24 per common share at December 31, 2005 offset by the limitation to the net value of the preferred stock since the initial warrant value was greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions.
Preferred Stock – iPublishing Inc.
     Total number of preferred units authorized is 5,000 of which 450 units are issued and outstanding. 1,000 of these units are designated as Series “A”. These preferred units have a par value of $1,000 per unit and a cumulative annual dividend of 4.5%. The Series A units shall be callable by the Company at any future time at par value provided that the cumulative annual dividend has been either paid in full; converted to common or preferred units; or waived by the shareholder holding the Series “A” preferred units. For the years ended December 31, 2005 and 2004 the company issued dividends of $27,000 and $27,000, respectively.
11. COMMON STOCK
Common Stock Subscriptions
     As of December 31, 2004, the Company had subscriptions for 530,000 shares of common stock from investors through a private placement and recorded subscriptions receivable of $530,000.
     During the year ended December 31, 2004 the Company received subscriptions of $1,253,000 for the purchase of 1,253,000 shares of common stock from accredited investors. In addition, $370,000 was received from the prior year’s subscriptions receivable.

     During the first quarter of 2005 the Company determined that the subscriptions for 580,000 shares of common stock from investors, valued at $580,000 would not be funded and accordingly cancelled the subscriptions.
Common Stock issued to Subscribers of a Previous Private Placement
     During May 2004, we issued an additional 408,993 shares to investors who participated in a previous private placement dated September 2, 2003. The shares were issued to compensate for the difference between the amount paid by these prior subscribers and the amounts paid by subscribers of a subsequent private placement dated March 18, 2004, who purchased shares at a price-per-share lower than that of the previous offering.
Common Stock Issued for Services and Other
     During the year ended December 31, 2004, we issued a total of 202,325 restricted shares valued at $151,207 for services rendered. Issued securities include:
•	3,000 shares issued to a consultant for services rendered during 2004 valued at $3,000.

•	10,000 shares issued to another consultant for services rendered during 2004, valued at $10,000.

•	114,325 shares issued to consultants for services rendered and expensed during 2004, valued at $83,457.

•	45,000 restricted shares issued to another consultant for services rendered valued at $32,850.

•	30,000 restricted shares issued to another consultant for services rendered valued at $21,900.
     During the year ended December 31, 2004, the Company issued the following shares of common stock:
•	320,333 committed shares of common stock.

•	200,000 shares as offering costs valued at $146,000.

•	202,325 shares in exchange for services valued at $151,207

•	4,000,000 shares for investment in Langley Park shares. (See note 5)
     During the year ended December 31, 2005, the Company issued the following shares of common stock:
     Warrants exercised for Common Stock converted to Common Stock
     In March 2005, the Company offered holders of certain one-year warrants to purchase common stock the opportunity to exercise such warrants at discounted prices of $.030 and $.40 per share. At the time of the offer the market price of the Company’s common stock was approximately $.50 per share, and there was little trading volume. During the year ended December 31, 2005 certain warrant holders took advantage of this opportunity and exercised warrants for 1,774,600 and 1,099,519 shares of common stock, respectively. Total proceeds of $1,134,960 from these warrant conversions were as follows:
•	2,794,119 $0.40 warrants were exercised resulting in total cash proceeds of $1,110,960

•	80,000 $0.40 warrants were exercised resulting in total cash proceeds of $24,000
     We issued 2,894,350 shares of restricted common stock for services to various consultants to promote us and ongoing financing activities and employees as performance bonuses. The total value of the common shares issued is $2,000,811 Issued securities include:
•	2,467,500 shares valued at $1,558,751 issued to consultants for investor relations services and is recorded as compensation expense in the general and administrative expense

•	235,000 shares valued at $293,750 issued to Employee’s as a performance bonuses and is recorded as compensation expense in the general and administrative expense

•	105,753 shares valued at $59,560 issued for legal services and is recorded as compensation expense in the general and administrative expense

•	50,000 shares valued at $62,500 issued to consultants for investment banking services

•	36,097 shares valued at $26,250 issued to consultants for sales commissions and is recorded as commissions in selling expense
     335,686 shares of restricted common stock valued at $119,840 were issued to holders of Series A Redeemable Convertible Preferred shareholders for liquidated damages and related interest due to the delay of filing the SB-2 registration statement. See note 10.
     776,678 shares of restricted common stock valued at $184,690 were issued to holders of preferred stock for preferred dividends (note 10):
•	377,331 shares valued at $110,889 to Series A Redeemable Convertible Preferred shareholders

•	399,347 shares valued at $73,801 to Series B Convertible Preferred shareholders
     130,000 shares of restricted common stock valued at $94,900 of stock committed during 2004 was issued for interest on convertible notes payable to related parties. See note 8.
     125,000 shares of restricted common stock valued at $30,000 issued to employees as signing bonuses:
•	100,000 shares valued at $24,000 to the Chief Financial Officer, see note 9.

•	25,000 shares valued at $6,000 to a non-executive employee
     30,000 shares of restricted common stock valued at $15,000 issued to a subscriber of the Company’s common stock for cash.
12. WARRANTS
     During the year ended December 31, 2004, the Company granted 3,028,927 warrants to purchase common stock. All warrants and options were valued with Black Scholes assumptions of 50% volatility, $0.73 share price, risk free interest rates ranging from 2.87% to 3.7%, and exercise prices ranging from $0.10 to $1.75. The warrants were granted as follows:
•	Granted warrants to purchase 274,250 shares of the Company’s common stock to third parties for offering costs. The Company granted these warrants at exercise price between $0.90 and $1.00 per share, with terms expiring in four to five years. The warrants had a calculated value of $59,011, which was offset against the value of the warrants in additional paid in capital.

•	Granted warrants or options to purchase 1,343,566 shares of the Company’s common stock to third parties for services. The Company issued these warrants at exercise prices of between $0.10 — $1.75 per share, with terms expiring in two to five years. The warrants had a calculated value of $434,378, of which $348,399 was recognized during 2004, $85,979 was deferred as of December 31, 2004 and $85,979 was recognized during 2005.

•	Granted warrants to purchase 1,111,111 shares of the Company’s common stock to Micro-Capital at exercise prices of $0.70 per share, with terms expiring in five years. The warrants had a calculated value of $464,140 which was recognized during 2004. See note 7.

•	Granted warrants to purchase 300,000 shares of the Company’s common stock to the Augustine Fund at an exercise price of $1.00 per share, with a term expiring in one to five years. The warrants had a calculated value of $54,026 which was recognized during 2004. See note 7.
During the year ended December 31, 2005, the Company granted the following to purchase the Company’s common stock:
Replacement Warrants
     In February 2005, the Company issued a total of 6,163,559 out-of-the-money warrants to purchase additional shares of common stock to approximately 40 investors to the Company’s prior private placements. The Company issued these warrants due to the illiquidity experienced by these investors while it was experiencing delays in obtaining its OTC-BB listing. 3,081,780 warrants are exercisable at the price of $1.00 per share, and 3,081,780 of these warrants are exercisable at the price of $1.25 per share. Each warrant issued was for a one-year term and will expire on February 2, 2006. At the date the warrants were issued, the market price of the Company’s common stock was $.80 per share. The value of the warrants was calculated at $481,458 using the Black — Scholes method and is recorded as compensation and is included in general and administrative expense in the accompanying financial statements.
     In March 2005, the Company offered holders of certain one-year warrants the opportunity to exercise these warrants at a discounted price of $.40 per share, which was at a discount to the warrant exercise price. At the time of the offer, the market price of the Company’s common stock was approximately $.50 per share, and there was little or no trading volume. During the year ended December 31, 2005 certain warrant holders took advantage of this opportunity and exercised warrants for 2,874,119 shares of common stock for total proceeds to the Company of $1,134,960. As a condition to the agreement, for each warrant exercised, the Company issued a replacement warrant. In all, the Company issued to these holders of one year warrants 1,437,060 replacement warrants with an exercise price of $1.25 to these holders and 1,437,059 replacement warrants with an exercise price of $1.00. These replacement warrants will expire on September 30, 2006. The total value of the 1,437,059 warrants with a strike price of $1 per share was $181,056, calculated using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. The total value of the 1,437,060 warrants with a strike price of $1.25 is $148,049, using the Black-Scholes method using the following assumptions of 124% volatility, $.46 share price, risk free interest rate of 3.50% and zero dividend yields. Total value of all warrants issued for this transaction is $329,105 and is accounted for as compensation and is included in general and administrative expense in the accompanying financial statements. There were no commissions paid in conjunction with these warrants.
Compensation Warrants
     During the year ended December 31, 2005 the Company issued a total of 2,534,368 warrants to purchase common valued at $481,872 as consideration for services provided, as follows:
     In January, 2005, the Company issued five year warrants to purchase 350,000 shares of its common stock to a consultant for advisory services for a two year term at an exercise price of $.40 per share. The common stock price at issue was $1.10. Total value of these warrants at December 31, 2005 is $68,854 after marking-to-market each quarter. The warrants were revalued using the Black-Scholes method at December 31, 2005 using the following assumptions of 142% volatility, $0.24 share price, risk free interest rate of 4.35% and zero dividend yields. As of December 31, 2005, $35,862 of deferred compensation associated with these warrants is on the balance sheet of the Company. For the year ended December 31, 2005 the Company amortized deferred compensation of $32,992 to compensation expense.
     In March, 2005, the Company issued three year warrants to purchase 500,000 shares of its common stock to a consultant for marketing services for a one year term at an exercise price of $1.00 effective March 29, 2005. The common stock price at issue was $1.03. Total value of these warrants at December 31, 2005 is $59,694 after marking-to-market each quarter. The warrant revalued using the Black-Scholes method using the following assumptions of 142% volatility, $0.24 share price, risk free interest rate of 4.35% and zero dividend yields. As of December 31, 2005, $14,923 of deferred compensation associated with these warrants is on the balance sheet of the Company. For the year ended December 31, 2005 the Company amortized deferred compensation of $44,770 to compensation expense.
     In April 2005, the Company issued warrants to purchase 100,000 shares of common stock for legal services in the second quarter of 2005. Total value of this warrant is $83,584 and is recorded in general and administrative expense as compensation and is included in general and administrative on the statement of operations for the year ended December 31, 2005. The warrant has a strike price of $.40 per share and a term of three years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 117% volatility, $.1.01 share price, risk free interest rate of 3.65% and zero dividend yield.
     On August 15, 2005, the Company issued warrants to purchase 132,500 shares of common stock for consulting services in the third quarter of 2005. Total value of this warrant is $62,634 and is recorded in general and administrative expense as compensation in the statement of operations for year ended December 31, 2005. The warrant has a strike price of $.40 per share and a term of four years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 107% volatility, $.60 share price, risk free interest rate of 3.50% and zero dividend yield.
     On December 1, 2005, the Company issued warrants to purchase 1,000,000 shares of common as a part of a marketing services agreement whereby the consultant is entitled to receive 1,000,0000 warrants on December 1, 2005 and 1,000,000 warrants on December 1, 2006 to purchase shares of common stock. The shares are fully vested on the date of grant and are non-refundable to the Company should the consultant not perform once the warrants are issued. Total value of this warrant is $123,609 and is recorded in general and administrative expense as compensation in the statement of operations for year ended December 31, 2005. The warrant has a strike price of $0.40 per share and a term of four years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 135% volatility, $0.69 share price, risk free interest rate of 3.65% and zero dividend yield.
     In December 2005, the Company issued warrants to purchase 391,350 shares of common as a signing bonus to become an employee of the Company. Total value of this warrant is $74,109 and is recorded in general and administrative expense as compensation in the statement of operations for year ended December 31, 2005. The warrant has a strike price of $0.24 per share and a term of three years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 142% volatility, $0.24 share price, risk free interest rate of 3.65% and zero dividend yield.
     In December 2005, the Company issued warrants to purchase 50,000 shares of common to a consultant as a performance bonus. Total value of this warrant is $9,241 and is recorded in general and administrative expense as compensation in the statement of operations for year ended December 31, 2005. The warrant has a strike price of $0.40 per share and a term of three years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 142% volatility, $0.25 share price, risk free interest rate of 3.65% and zero dividend yield.
     In December 2005, the Company issued warrants to purchase 10,518 shares of common to a consultant as a selling commission. Total value of this warrant is $147 and is recorded in selling expenses in the statement of operations for year ended December 31, 2005. The warrant has a strike price of $0.40 per share and a term of two years. The warrant value was calculated using the Black-Scholes method using the following assumptions of 61% volatility, $0.27 share price, risk free interest rate of 4.79% and zero dividend yield.
     In accordance with SFAS 123 and 148 the following table summarizes activity regarding the Company’s outstanding warrants for the years ended December 31, 2004 and 2005:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2003	404,004	$1.02

Issued	3,028,929	$0.72
Exercised	—	—
Forfeited/Cancelled	(250,000)	—

Outstanding at December 31, 2004	3,182,933	$0.73
Issued	44,316,802	$0.62
Exercised	(2,874,119)	$0.40
Forfeited	(303,906)	$1.03

Outstanding at December 31, 2005	44,321,710	$.60

Warrants exercisable at December 31, 2004	3,182,933	$0.73
Warrants exercisable at December 31, 2005	44,321,710	$0.60
Weighted average fair value of warrants issued in 2004		$0.72
Weighted average fair value of warrants issued in 2005		$0.62
     The following table summarizes the outstanding warrants, all of which are currently exercisable, to purchase Common Stock at December 31, 2005:

Number	Exercise Price	Expiration Date
41,667	$0.10	January 2006
6,205,226	$0.10—$1.25	February 2006
41,667	$0.10	March 2006
116,667	$0.10—$1.00	April 2006
108,334	$0.10—$1.00	May 2006
2,260,866	$0.40—$1.00	June 2006
25,000	$1.00	September 2006

	Number	Exercise Price	Expiration Date
	1,325,950	$0.40—$1.00	November 2006
	50,000	$1.00	December 2006
	50,000	$1.00	April 2007
	6,000,000	$0.40	May 2007
	60,000	$1.00	July 2007
	60,000	$1.00	August 2007
	25,000	$1.00	September 2007
	25,000	$1.00	October 2007
	506,750	$1.00—$1.75	December 2007
	350,000	$1.00	January 2008
	500,000	$1.00	March 2008
	205,100	$0.40—$1.00	May 2008
	468,677	$0.25—$1.00	December 2008
	267,950	$0.40	May 2009
	44,150	$1.00	June 2009
	2,299,167	$0.40—$0.90	August 2009
	83,289	$1.00	September 2009
	7,700,000	$0.40	May 2010
	15,501,250	$0.40—$0.60	August 2010

Warrants outstanding at December 31, 2005	44,321,710

     During the year ended December 31, 2005 warrant holders exercised 2,874,119 warrants for which the company received net proceeds of $1,134,960.
     All warrants and options have been recorded as compensation expense (or deferred compensation) and paid in capital. Therefore there is no pro-forma disclosure necessary.
     During fiscal years ended December 2005 and 2004 the Company did not grant any stock options to employees. See subsequent event footnote 15.
13. INCOME TAXES
     The components of the provision for income taxes included in the consolidated statements of operations are as follows:

	2005	2004
Current:
Federal	$—	$—
State	4,000	3,260

	4,000	3,260
Deferred:
Federal	—	—
State	—	—

	—	—

	$4,000	$3,260

     The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2005 and 2004 as follows:

	2005	2004
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.8)	(8.8)
Change in valuation allowance	36.6	42.6
Other	3.2	0.2

Total	—%	—%

     The primary components of temporary differences which give rise to the Company’s deferred income tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Net operating loss carry-forwards	$8,235,506	$2,668,226
Reserve for loan receivable	—	343,669
State taxes	—	252,528
Depreciation and amortization	(24,016)
Accrued liabilities	483,807
Impairment loss on investment	462,508
Warrants issued for services	343,017
Warrants exercised	(453,984)
Other	10,000	267,051

	9,056,838	3,531,474
Valuation allowance	(9,056,838)	(3,531,474)

Total	$—	$—

     The valuation allowance increased by approximately $5,525,364 during the year ended December 31, 2005. As of December 31, 2005, the Company had federal and state net operating loss carry forwards of approximately $20.0 million. The net operating loss carry forwards begin expiring in 2024. The utilization of net operating loss carry forwards may be limited due to the ownership change provisions of Internal Revenue Code Section 382 and similar state provisions.
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates. The Company records deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if it believes that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.
     The provisions of SFAS No. 109, “Accounting for Income Taxes,” require the establishment of a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset.
     The Company has determined, based upon its operating loss since inception, that it is more likely than not that it would not be in a position to fully realize all of its deferred tax assets in future years. Accordingly, the Company has recorded a valuation allowance equal to its deferred tax assets since its inception. As noted above, the Company intends to maintain a valuation allowance for its deferred tax assets until sufficient evidence exists to support the reversal or reduction of the allowance. At the end of each quarter, the Company will review supporting evidence, including the performance against sales and income projections, to determine if a release of the valuation allowance is warranted. If in future periods it is determined that it is more likely than not that the

Company will be able to recognize all or a greater portion of its deferred tax assets, the Company will at that time reverse or reduce the valuation allowance.
14. RELATED PARTY TRANSACTIONS
Licensing Agreement
     I-Publishing licensed to the iMedia International Inc. the exclusive rights to use its intellectual property. iMedia International, Inc. is obliged to pay I-Publishing a royalty of 5% of the gross margin, defined as gross revenues less cost of goods, associated with revenue earned that uses or relies upon the Licensor’s intellectual property in any form. During the periods ended December 31, 2005 and December 31, 2004 the Company paid royalties of $56,369 and $17,707, respectively to iPublishing. These royalties were eliminated in consolidation.
     Licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as iMedia International Inc. remains in operation. There are no minimum performance stipulations in the License Agreement. The license term is for ninety-nine years beginning April, 2003.
Executive Compensation paid to Affiliate
     In lieu of salaries to the three executive officers for the years ended December 31, 2005 and December 31, 2004, the Company paid iPublishing, management fees of $612,000 and $507,000, respectively. In order for the officers to take advantage of certain tax benefits iPublishing in turn paid $612,000 and $507,000, respectively to a personal service corporation owned by the three executives noted above. These payments are recorded as management compensation expense in the accompanying statement of operations for the years ended December 31, 2005 and December 31, 2004.
     The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholder, Investment Advisory Group, Inc. and Media Solutions Network, LLC, Kelly Konzelman and Kevin Plate, respectively. Each agreement specifies monthly payments of $13,500 for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the years ended December 31, 2005 and 2004, to Investment Advisory Group, Inc. were $162,000 and $160,000, respectively. Total management fees paid for the years ended December 31, 2005 and 2004 to Media Solutions, Network, LLC were $162,000 and $162,000, respectively.
Due from Shareholder through iPublishing
     The Company’s Chief Executive Officer, David MacEachern, was advanced approximately $55,000 for personal expenses during the year ended December 31, 2004 from iPublishing an affiliated privately held combined entity. During the year ended December 31, 2005 approximately $15,000 was repaid leaving an ending amount due of $40,000. There is no formal repayment agreement and there have been no amounts repaid since the first quarter of 2005, accordingly, the receivable has been classified as a contra-equity in the balance sheet.
15. SUBSEQUENT EVENTS
     During January 2006, the Board of directors approved a formal employee stock compensation program. The plan will allow the Board to grant up to 10,000,000 in options to purchase the Company’s common stock. The plan is in the process of being drafted and reviewed for final adoption by the Board of Directors. Once the plan is finalized the options committed via deal memorandums with the President of Newspaper Syndication and the Chief Financial Officer will be completed. It is intended for the plan to be approved by a vote of the holders of the Company’s Common stock within 12 months.
     During January 2006 we secured a $2.5 million factoring line of credit. Under the terms of the agreement we may sell conforming accounts receivable balances to the lender in return for 70% of the face value of the receivable. The lender will “hold back” 29% and retain 1% as a discount. The discount is subject to increases depending on when the factor receives payment on the receivable. In addition the borrowed amounts are charged interest at prime plus 1%. We anticipate utilizing the line to fund upfront costs of expected future contracts. The Company presently has no additional open lines of credit.
     Between January 1 and March 31, 2006 the Company issued 200,000 restricted common shares valued at $76,000 to consultants for services and 160,993 restricted common shares as payment on Series A and B Convertible Preferred stock for the fourth quarter dividend due on March 1, 2006, valued at $40,731.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Our financial statements for the year ended December 31, 2004 contained in this report have been audited by Singer Lewak Greenbaum & Goldstein LLP, independent registered public accountants, to the extent set forth in their report, and upon such report given upon their authority as experts in auditing and accounting. Singer Lewak Greenbaum & Goldstein LLP does not own any interest in us. Effective April 1, 2005, Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) resigned as the Company’s principal independent registered public accountant. The Company received notice of SLGG’s resignation on April 7, 2005.
     SLGG’s reports on the Company’s financial statements for the fiscal year ended December 31, 2004, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, SLGG’s reports on the combined financial statements of the Company included explanatory language regarding substantial doubt about the Company’s ability to continue as a going concern.
     During our fiscal year ended December 31, 2004, and through April 1, 2005, there were no disagreements between us and SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to SLGG’s satisfaction would have caused SLGG to make reference to the subject matter of the disagreements in connection with its reports; and there were no reportable events described under Item 304(a)(1)(iv) of Regulation S-B.
     On May 10, 2005, we engaged Weinberg & Company, P.A. (“Weinberg”) as our new independent certified public accountants. The engagement of Weinberg was approved by the Board of Directors of the Company.
     During the two most recent fiscal years and the interim period preceding the engagement of Weinberg, the Company has not consulted with Weinberg regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.
ITEM 8A. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Exchange Act. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective. Early in 2005 the Company’s independent auditors made management aware of possible deficiencies in its disclosure controls and procedures that alone, and in the aggregate, constituted a “material weakness,” which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Such deficiencies included a general lack of adequate procedures for recording, processing and summarizing financial information on a timely basis. The Company’s management determined that the deficiencies in its systems were primarily due to a lack of expertise with respect to public company reporting standards by the executive officers. The Company developed and has begun to implement a plan to ensure that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures within the time periods specified in the Exchange Act. In addition, we have since hired a Chief Financial Officer with prior public company experience and are presently reallocating responsibilities among various personnel and recruiting qualified personnel and consultants to remediate any weaknesses.
     (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.
     While we are working to improve our disclosure controls and procedures and our internal control over financial reporting, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 8B. OTHER INFORMATION
     None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Directors and Executive Officers
     The members of the Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company as of April 7, 2006:

			Position
Name	Age	Position	Since

David G. MacEachern	49	Chairman and Chief Executive Officer	2003
Scott Kapp	44	President and Director	2003
Franklin H. Unruh	65	Chief Operating Officer and Director *	2005
Anthony J. Fidaleo	47	Chief Financial Officer and Executive Vice President	2005
Kelly Konzelman	43	Executive Vice President	2003
Kevin Plate	48	Executive Vice President sales and Business Development	2003

*	- Formerly the Chief Financial Officer from 2003 to 2005
Business Experience
     David G. MacEachern has served as iMedia’s Chairman and Chief Executive officer since August 28, 2003. He has executive level experience as founder and CEO of several businesses. His experience includes developing, and managing companies in as diverse fields as marketing, advertising, graphic arts, cosmetics and business development. In 2000, he founded and was Chief Executive Officer for the Company’s predecessor, Mod Studios, Inc., and was responsible for conceptualizing and developing Hollywood Previews Entertainment iMagazine, the first interactive video magazine distributed on disc. In 1999, Mr. MacEachern founded the Modern Company, advertising, marketing and internet design company which developed some of the core technologies used by the Company to produce its products. Both Mod Studios and the Modern Company ceased operations in 2002. In 1985, Mr. MacEachern co-founded the David-Scott Advertising; a Los Angeles based ad agency providing advertising and promotion for local, regional and national accounts. In 1995, while continuing to run David-Scott Advertising, Mr. MacEachern co-founded and was chief executive officer of Professional Make-up, Inc., a cosmetic manufacturing company. Professional Make-up generated over $30 million in domestic and international sales. Mr. MacEachern was instrumental in acquiring distribution agreements for Professional Make-up and for other clients of the David Scott agency with major retailers such as Wal-Mart, K-Mart and Target stores. At Professional Make-up, his primary responsibilities were developing marketing strategies, new product development and product promotion. Professional Make-up and the David-Scott Agency ceased operations in 1990 and 1999 respectively.
     Scott Kapp co-founded and has served as iMedia’s President and Director since August 28, 2003. Prior to co-founding iMedia he was in partnership with Mr. MacEachern serving as partner and president in several other joint ventures. From 1985 to 1990, Mr. Kapp co-founded and served as President of David-Scott Advertising with Mr. MacEachern. Mr. Kapp was responsible for negotiating and securing many of the agency’s top clients. His advertising campaign for Ogee hair products won a Starch Award. In 1995 Mr. Kapp co-founded Professional Make-up with Mr. MacEachern. In addition to his role as president, Mr. Kapp was responsible for development of ancillary products, new markets and business development. While at Professional Make-Up, Mr. Kapp built-out and managed a sales force of 250 independent sales reps and secured 10 major distributors worldwide. Professional Make Up ceased operations in 1999. In 1998, Mr. Kapp along with Mr. MacEachern co-founded the Modern Company LLC, a digital multi-media production company and later Mod Studios Inc. in 2000. The Modern Company and Mod Studios, both predecessors to the Company ceased operations in 2003. Mr. Kapp holds a bachelor’s degree from the University of Southern California.
     Franklin H. Unruh has served as iMedia’s Chief Financial Officer and Director since August 28, 2003, and was recently appointed Chief Operating Officer. Mr. Unruh has over 37 years of significant experience in both accounting and financial consulting. His financial experience comprises an array of conglomerate corporations ranging from entertainment, film and music production to food processing and automobile distribution in South Africa, United Kingdom, Israel and the USA. From 1999 to 2003, Mr. Unruh

served as CFO of the Mod Studios, a predecessor to the Company. From 1980 to 1986 Mr. Unruh served as Director of Participation at 20th Century Fox Films. His duties included managing profit participations on such award nominated films as the Star Wars Trilogy and other 20th Century Fox motion pictures and television programming. Warner Communications Inc. appointed Mr. Unruh as an International Internal Auditor and later promoting Mr. Unruh to Controller of Warner Bros. Music Publishing, the second largest music publishing company in the world. In 1978, A&M Music Publishing recruited Mr. Unruh to serve as Controller of A&M Music Publishing and later promoted him to Managing Director of ALMO Publications, A&M Publishing’s printed music division. Mr. Unruh acts as a financial consultant specializing in participations, residuals and international tax advantage investments for motion picture clients such as Cinergi, Hemdale Distributing and Streamline Pictures. He also oversees music production and artist management for his company Hanging Rock Studios.
     Anthony J. Fidaleo joined us as Chief Financial Officer and Executive Vice President on December 13, 2005. Prior to            joining iMedia Mr. Fidaleo served as the Chief Financial Officer and Vice President of Finance in for AdStar, Inc. from June 2002 to December 2005. Prior to joining AdStar, Mr. Fidaleo served in a consulting capacity, as acting Chief Financial Officer or Vice President Controller, over the prior 5 years primarily servicing the technology sector with companies such as Autobytel,Inc, Inc. and L90, Inc. Between 1992 and 1997 Mr. Fidaleo served as Chief Financial Officer of privately held national companies American Dawn, Inc. and Vagabond Inns, Inc. Mr. Fidaleo was in public accounting from 1982 through 1992, primarily with BDO Seidman, LLP where he attained the level of audit senior manager. Mr. Fidaleo is a CPA and holds a B.S. degree in Accounting from California State University at Long Beach.
     Kelly Konzelman has served as iMedia’s Executive Vice President since August 28, 2003. Mr. Konzelman has extensive experience in corporate development. For the last six years, his business efforts have focused primarily on corporate finance, security sales, investment banking and private equity placements. Mr. Konzelman founded Investment Advisory Group in 1999 and continues to operate this consulting company in addition to his responsibilities at iMedia. During this period, he has consulted with numerous developing and start-up ventures providing management expertise, implementing corporate development programs and authoring business plans and private offering memorandums. These companies were in industries as diverse as medical devices, cosmetic surgery, media, entertainment, technology, reclamation and real estate. As an investment-banking consultant, Mr. Konzelman was responsible for the successful acquisition of capital for a number of developing companies, both public and private. In 2001, he co-founded 360° Securities, and OSJ of Intrepid Securities, an NASD member firm. During his employment, he successfully engineered a national syndicate of over 120 independent broker dealers to offer client’s private securities placements nationwide. From 1999 to 2000, he was Director of Special Projects at Renaissance Asset Fund, a private bridge loan company and asset based lender. At Renaissance, he was responsible for analyzing and developing the underlying financial models for special projects underwritten by Renaissance. Mr. Konzelman brings over 22 years of general and executive-level business experience to the Company. He is currently responsible for business affairs, Corporate finance, investor relations and strategic acquisitions.
     Kevin Plate has served as iMedia’s Executive Vice President of Sales and Business Development since August 28, 2003, and worked as Sales Manager for Mod Studios, the Company’s predecessor from 2000 until 2003. Mr. Plate has extensive experience in advertising and sponsorship sales. Mr. Plate has held a variety of increasingly responsible sales and marketing positions over the past 20 years. From 199X to 2000, Mr. Plate served as the Western Regional Director for The Golf Channel, whose high-profile ownership group includes Comcast, Cable, Fox and Times Mirror Corporation. Through his development of creative sales and marketing packages for national advertisers, Mr. Plate was responsible for delivering over $35 million revenue to the first cable network dedicated exclusively to a single sport. Mr. Plate’s executive management also contributed to the success of Advantage International, the world’s second largest sports marketing and management company, where he used his expertise in strategic planning, new business development and sales for clients including MasterCard International, Sara Lee, Tuner Broadcasting and Keebler. From January 1988 to April 1992, Mr. Plate served in various marketing positions at RJR Nabisco, a Fortune 500 foods and tobacco producer. Mr. Plate’s duties included leveraging the company’s many sports sponsorships and developing national and market-specific advertising and promotional campaigns for both the food and tobacco business units. In 2003, Mr. Plate formed Media Solutions Network LLC, a personal service company from which he consults on digital media issues. Mr. Plate’s responsibilities include implementing the Company’s sales and business development plan, and the development of new client-specific products and special projects. Mr. Plate holds a bachelor’s degree from the University of South Carolina.
Family Relationships
     There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Legal Proceedings
     To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
Audit Committee
     We do not currently have a separately designated Audit Committee. Our entire Board of Directors functions as the Company’s Audit Committee. No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.
Code of Ethics
     The Company has adopted a code of ethics that applies to its principal executive and financial officers. It is attached hereto as Exhibit 14.1.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company’s officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.
ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth certain summary information concerning the compensation paid or accrued for each of the last three fiscal years to the Company’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period:

	Annual Compensation						Long Term Compensation
						Awards		Payouts
							Securities
							Underlying
Name and Principle				Other Annual		Restricted Stock	Options SARs	LTIP	All Other
Position	Year	Salary	Bonus	Compensation		Awards	(#)	Payouts	Compensation
David G MacEachern,	2005	$18,000	- -	$183,000	(1)	- -	- -	- -	$17,707	(2)
Chief Executive Officer	2004	18,000	- -	$183,000	(1)	- -	- -	- -	$17,707	(2)
	2003	6,750	- -	$163,750	(1)	- -	- -	- -	$0	(2)

Scott Kapp,	2005	$18,000	- -	$162,000	(1)	- -	- -	- -	$17,707	(2)
President	2004	18,000	- -	$162,000	(1)	- -	- -	- -	$17,707	(2)
	2003	6,750)	- -	$132,500	(1)	- -	- -	- -	$0	(2)

Franklin H. Unruh,	2005	$18,000	- -	$162,000	(1)	- -	- -	- -	$17,707	(2)
Chief Financial	2004	18,000	- -	$162,000	(1)	- -	- -	- -	$17,707	(2)
Officer	2003	6,750	- -	$116,000	(1)	- -	- -	- -	$0	(2)

Kelly Konzelman,	2005	$18,000	- -	$160,000	(3)	- -	- -	- -	- -
Executive Vice	2004	18,000	- -	$160,000	(3)	- -	- -	- -	- -
President	2003	6,750	- -	$141,600	(3)	- -	- -	- -	- -

Kevin Plate, Executive Vice	2005	$18,000	- -	$162,000	(4)	- -	- -	- -	- -
President-Sales and	2004	18,000	- -	$162,000	(4)	- -	- -	- -	- -
Business Development	2003	6,750	- -	$137,625	(4)	- -	- -	- -	- -

(1)	Represents compensation made to iPublishing, Inc., as payments for the services of executive.

(2)	Represents the aggregate royalty payments made to iPublishing, Inc., in connection with the Company’s license of certain intellectual property. iPublishing, Inc. is owned equally by Messrs. MacEachern, Kapp and Unruh.

(3)	Represents compensation made to Investment Advisory Group, Inc. and Kelly Konzelman, individually, for the services of executive.

(4)	Represents compensation made to Media Solutions Network, LLC, and Kevin Plate, individually, for the services of executive.
Options and Stock Appreciation Rights Grant Table
     There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2005.
Aggregated Option Exercises and Fiscal Year-End Option Value Table
     We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended December 31, 2005.
Long-Term Incentive Plan Awards Table
     We do not have any Long-Term Incentive Plans.
Compensation of Directors
     We currently have three directors. We do not currently provide our directors with cash compensation, although we do reimburse their expenses. There are no other arrangements pursuant to which any director was compensated during the Company’s last completed fiscal year for any service provided as director.
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
     We have employment contracts with each of our executive officers. Each contract is substantially identical in term and construction, except for the position and respective services to be provided to the Company by the executive. The employment agreements were effective as of February 1, 2003 and were for an initial term of two years. The Company and Executives have agreed to extend these contracts on a month-by-month basis until such time as new contracts are drafted and executed. Each Employment contract provides for each Executive Officer to receive a total of $18,000 in annual salary to be paid semi-monthly. The contracts require our Executive Officers to devote full-time efforts to the Company, provide broad indemnifications for legal actions, specify terms and conditions for termination by Company and by Executive, specify severance provisions for terminations and for Changes in Control, specifies the ownership of and waiver of intellectual property rights by Executive to Company, specifies the non-compete provisions in the case of termination, arbitration provisions and prevailing law and jurisdiction.

     In addition, to our Executive’s Employment Agreements, we have entered into independent consulting agreements with each of our Executive’s personal service corporations. The balance of each Executive’s salary is paid as a consultant’s fee to each respective corporation in the amount of $13,500 per month. Each of these contracts is cancelable by Executive or Company on 30-days written notice without cause.
     The Company entered into employment agreements with Mr. MacEachern, Mr. Kapp and Mr. Unruh on August 1, 2003. Each officer is compensated $18,000 annually in addition to compensation received through I-Publishing, Inc. as described below. The agreements may be terminated by the Company or employee upon 14-days written notice.
     The Company entered into a consulting and independent contractor agreement with I-Publishing, Inc. on July 15, 2003. Effective April 2005, the agreement specified monthly payments totaling $50,000, for the combined executive management services of the Company’s Chief Executive Officer, President and Chief Financial Officer. The Company may terminate the agreement upon 30-days written notice. For the nine months ended September 30, 2005 the Company, in lieu of salary to Messrs. MacEachern, Kapp and Unruh, paid iPublishing, $447,500. In order for the officers to take advantage of certain tax benefits iPublishing in turn paid $447,500 to a personal service corporation, The Modern Company, owned by the three executives noted above. These payments are recorded as management compensation expense in the accompanying statement of operations for the three and nine months ended September 30, 2005. For the year ended December 31, 2004 the Company paid the personal service corporation through iPublishing management fees of $507,000. iPublishing is owned by Messer’s. Kapp, Unruh and MacEachern. iPublishing also licenses the exclusive rights to use its intellectual property to the Company. The Company is obliged to pay iPublishing a royalty of 5% of the gross margin, defined as gross revenues less cost of goods, associated with revenue earned that uses or relies upon the Licensor’s intellectual property in any form. For the three and nine months ended September 30, 2005 the Company paid royalties of $7,927 and $29,717, respectively to iPublishing. For the year ended December 31, 2004 the Company paid royalties of $19,567. The royalties were eliminated upon consolidation.
     The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholder, Investment Advisory Group, Inc. and Media Solutions Network, LLC., Kelly Konzelman and Kevin Plate, respectively. Each agreement specifies monthly payments of $13,500 for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for nine months ended September 30, 2005 to Investment Advisory Group, Inc. and Media Solutions, Network, LLC is $121,500 per company, respectively. Total management fees paid for the years ended December 31, 2004 and 2003, to Investment Advisory Group, Inc. is $162,000 and $63,350, respectively. Total management fees paid for the years ended December 31, 2004 and 2003 to Media Solutions, Network, and LLC is $162,000 and $40,500, respectively. In addition for the year ended December 31, 2003 the Company paid Kelly Konzelman and Kevin Plate directly for consulting fees of $78,250 and $97,125, respectively.
     The Company and Mr. Fidaleo have signed a Deal Memorandum on December 16, 2005 prior to the finalization of a formal employment agreement. The employment agreement will be formalized upon receipt of a pending review from outside compensation consultants. The compensation consultants will be making recommendations to the Board of Directors with regards to all of the Company’s executive employment agreements and the Company’s executive bonus plan. Per the terms of the Deal Memorandum, Mr. Fidaleo will serve as the Company’s Chief Financial Officer for a three-year terms expiring on December 31, 2008. Mr. Fidaleo will initially earn an annual base salary of $180,000, and a signing bonus grant of 100,000 shares of the restricted common stock. In addition, if and when the Company adopts an employee stock option plan, Mr. Fidaleo will be granted an option to purchase 1,000,000 shares of the Company’s common stock pursuant to the terms of such plan. The options will vest proportionately on the first, second and third anniversary of the Deal Memorandum, and shall be exercisable at $0.24 per share, which was the fair market value of the Company’s underlying common shares on the day the Deal Memorandum was executed. The expiration date of options has not yet been designated.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding beneficial ownership of the common stock by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”), and (iv) all directors and executive officers of the Company as a group.
     The number and percentage of shares beneficially owned is determined in accordance with Item 403 if Regulation S-B, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is c/o iMedia International, Inc., 1721 21st Street, Santa Monica, California 90404. The percentage of outstanding shares is based on 72,733,746 shares of common stock outstanding as of March 31, 2006.

			Class of Security
			Series A		Series B
	Common Stock		Preferred Stock*		Preferred Stock*
Name of Beneficial Owner	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class
Officers and Directors
David G. MacEachern, Chief Executive Officer, Director	11,727,510	16.1%
Scott Kapp, President, Director	10,884,000	15.0%
Franklin H. Unruh Chief Operating Officer, Director	5,432,500	7.5%
Kevin Plate Exec.VP of Sales and Business Development	2,173,000	3.0%
Kelly Konzelman (1) Executive Vice-President	271,625	<1%
Anthony J. Fidaleo Chief Financial Officer	100,000	<1%
All Officers and Directors as a Group (6 persons)	36,021,135	49.6%
5% Stockholders
Waletta Far East LTD (2)	5,432,500	7.5%
Crestview Capital Master, LLC			1,000	32.9%
David Jordon			400	13.2%
Enable Growth Partners LP (3)			400	13.2%
RHP Master Fund Ltd.			250	8.2%
Sanders Opportunity Fund Inst. LP (4)			200	6.6%
Midsummer Investment, Ltd					1,500	30.5%
CAMOFI Master LDC					750	15.2%
Rosalind Davidowitz					400	8.1%
Irvine Capital Partners LP (5)					250	5.1%

*	No holder of our Series A Preferred Stock or Series B Preferred Stock may convert any portion of their holdings to the extent that after giving effect to such conversion, such holder (together with such holder’s affiliates), would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such conversion.

(1)	43,460 shares are held by Investment Advisory Group, Inc, of which Kelly Konzelman is the sole controlling person and beneficial owner with voting rights and investment power over these common shares. The address of Investment Advisory Group is 27400 Pacific Coast Highway #2, Malibu, CA 90265.

(2)	Carol Levinsky is the sole controlling person of Waletta Far East Ltd, and has voting and investment power over these common shares. The address of Waletta Far East Ltd. is: c/o Geremant SA, 24 Ave. de Champal #1206, Geneve 12, Switzerland.

(3)	Enable Opportunity Partners LP is the beneficial owner of 40 shares of Series A 6% Convertible Preferred Stock. Mitch Levine has voting and investment power control over the shares held by Enable Opportunity Partners LP and Enable Growth Partners LP.

(4)	Sanders Opportunity Fund LP is the beneficial owner of 47 shares of Series A 6% Convertible Preferred Stock. Don Wier and Don Sanders have voting and investment power over the shares held by Opportunity Fund LP and Sanders Opportunity Fund Inst. LP.

(5)	Irvine Capital Partners III LP is the beneficial owner of 28 shares of Series B 6% Convertible Preferred Stock. Irvine Capital International, Ltd. is the beneficial owner of 78 shares of Series B 6% Convertible Preferred Stock. Irvine Capital Partners III

LP, Irvine Capital Partners LP and Irvine Capital International, Ltd. David Bunzel has voting and investment control over the shares held by Irvine Capital Partners III LP, Irvine Capital Partners LP and Irvine Capital International, Ltd.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions Involving Officers, Directors, and Security Holders
     The Company has an exclusive license(s) for certain intellectual properties from an affiliate, iPublishing, Inc., a related corporation that is controlled by, and whose beneficial owners are also the principal shareholders and directors of the Company. The license term is for a period of 99 years beginning April 4, 2003.
     Under the terms of the la License agreement, the royalty payable to iPublishing is a flat 5% of the Company’s gross profits (net sales minus only direct cost of goods sold as defined). The license agreement has a provision for adjustment so as to limit any windfall potential to the licensor, and inures to the benefit of the Company.
     Some of the Company’s Executive compensation is paid directly to Entities owned or controlled by the officers or Principal shareholders.
     Compensation (salary) may be paid to the Company’s primary and executive management either as an individual, or as independent contractors. This includes the executives of the Company who are also the primary owners and directors of I-Publishing, Inc. The majority of all executive compensation is paid directly to I-Publishing for distribution as directed by the executive. To comply with GAAP requirements and to accurately disclose the total amount of executive compensation, all monies paid to the executive both as an individual (employee) or to a related entity (consultant or independent contractor) are classified and listed on the Company’s financial statements as “executive compensation”.
ITEM 13. EXHIBITS
     The following exhibits are included as part of this report:

No.	Description
2.1	Agreement and Plan of Merger dated August 18, 2003.*
3.1	Articles of Incorporation.*
3.2	By-laws.*
3.3	Certificate of Designation of Series A 6% Convertible Preferred Stock.*
3.4	Certificate of Designation of Series B 6% Convertible Preferred Stock. (5)
10.1	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and David G. MacEachern, as the Employee. (1)
10.2	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and Scott Kapp, as the Employee.(1)
10.3	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and Frank H. Unruh, as the Employee. (1)
10.4	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and Kelly Konzelman, as the Employee. (1)
10.5	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and Kevin Plate, as the Employee. (1)
10.6	Consulting Agreement dated July 3, 2003, between Hollywood Previews, Inc., as the Company, and I-Publishing, Inc., as Consultant. (1)
10.7	Consulting Agreement dated July 3, 2003, between Hollywood Previews, Inc., as the Company, and Media Solutions Network LLC, as Consultant. (1)
10.8	Consulting Agreement dated July 3, 2003, between Hollywood Previews, Inc., as the Company, and Investment Advisory Group, Inc., as Consultant. (1)
10.9	License Agreement and Use of Intellectual Properties Agreement between I-Publishing and Hollywood Previews, Inc. as the Company dated April 5, 2003. (1)
10.10	Assignment and Alteration of License Agreement and Use of Intellectual Properties Dated December 12, 2003 between iMedia International, Inc. as the Company, and Hollywood Previews, Inc. and I-Publishing, Inc. (1)
10.11	Stock Purchase Agreement Dated July 14, 2004 between the Company and Langley Park Investments, PLC. (2)
10.12	Form of Securities Purchase Agreement dated September 1, 2004, with MicroCapital Funds. (3)
10.13	Form of Convertible Bridge Note dated September 1, 2004, with MicroCapital Funds. *
10.14	Form of Warrant dated September 1, 2004, with MicroCapital Funds.*

No.	Description
10.15	Form of Registration Rights Agreement dated September 1, 2004, with MicroCapital Funds.*
10.16	Term Loan Agreement Dated April 22, 2004 between the Company and Augustine Fund, L.P. *
10.17	Form of Purchase Agreement, dated as of May 23, 2005, between iMedia International, Inc., and the Purchaser of Series A 6% Convertible Preferred Stock.*
10.18	Registration Rights Agreement dated as of May 23, 2005, between iMedia International, Inc., and the Purchasers of Series A 6% Convertible Preferred Stock.*
10.19	Form of Long-Tern Warrant issued to the Purchasers of Series A 6% Convertible Preferred Stock. (4)
10.20	Form of Short Term Warrant issued to Crestview Capital Master Fund, LLC. (4)
10.21	Form of Purchase Agreement, dated as of August 22, 2005, between iMedia International, Inc., and the Purchaser of Series B 6% Convertible Preferred Stock.*
10.22	Registration Rights Agreement, dated as of August 22, 2005, between iMedia International, Inc., and the Purchasers of Series B 6% Convertible Preferred Stock. *
10.23	Form of Warrant issued to holders of Series B 6% Convertible Preferred Stock. (5)
14.1	Code of Ethics for Principle Executive Officers and Chief Financial Officer. (1)
21.1	Subsidiaries of the Company. (1)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.*
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.*
32.1	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.*

(*)	Filed herewith

(1)	Previously filed as an exhibit to our Annual Report for the fiscal year ended December 31, 2003 filed with the Commission on March 23, 2004, and incorporated herein by this reference.

(2)	Previously filed as an exhibit to our Quarterly Report for the period ended June 30, 2004 filed with the Commission on August 23, 2004, and incorporated herein by this reference.

(3)	Previously filed as an exhibit to our Quarterly Report for the period ended September 30, 2004 filed with the Commission on November 19, 2004, and incorporated herein by this reference.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005, and incorporated herein by this reference.

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005, and incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for audit and related services by our principal accounting firms, Weinberg & Company PA, and our previous accounting firm Singer Lewak Greenbaum & Goldstein LLP, for fees billed for fiscal years ended December 31, 2004 and 2005 are as follows:

	2004 (1)	2005 (2)

Audit fees	$128,845	$56,296
Audit related fees	5,821	68,643
Total audit and audit related fees	$134,266	$124,939

(1)	Includes only fees charged by Singer Lewak Greenbaum & Goldstein, LLP

(2)	Includes fees from Weinberg & Company PA and Singer Lewak Greenbaum & Goldstein LLP
Audit Fees
     These fees include the audit of the Company’s combined financial statements and review of the interim combined financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
     The Audit-Related Fees set forth in the table above consist primarily of consulting on regulatory filings and consulting and research on specific accounting issues that pertained to our on-going operations and the audit, including, technical research associated with Preferred Stock and Common Stock financings, and warrant exercises and issuances.
     Each of the permitted non-audit services has been pre-approved by the Board of Directors pursuant.

Tax Fees
     Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2005 or 2004.
All Other Fees
     Consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2005 or 2004.
Pre-Approval Policies and Procedures
     The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMedia International, Inc.

Dated April 17, 2006	By:	/S/ DAVID G. MACEACHERN
David G. MacEachern
Chief Executive Officer
(Principal Executive Officer)

Dated April 17, 2006	By:	/S/ ANTHONY J. FIDALEO
Anthony J. Fidaleo
Chief Financial Officer
(Principal Financial and Accounting Officer)
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/S/ DAVID G. MACEACHERN	Director	April 17, 2006

David G. MacEachern

By:	/S/ FRANKLIN H. UNRUH	Director	April 17, 2006

Franklin H. Unruh

By:	/S/ SCOTT KAPP	Director	April 17, 2006

Scott Kapp