Form 10QSB
period 2006-03-31
IMEDIA INTERNATIONAL INC
filed 2006-05-22
CIK 1208498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50159
IMEDIA INTERNATIONAL, INC.
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	56-2428786

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1721 21st STREET, SANTA MONICA, CALIFORNIA 90404
(Address of principal executive offices)
(310) 453-4499
Issuer’s telephone number
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of May 15, 2005: 73,154,739 common shares.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

iMedia International, Inc.

IMEDIA INTERNATIONAL, INC.
CONDENSED COMBINED BALANCE SHEET

March 31,
2006
(Unaudited)
Assets

Current Assets

Cash	$1,272,823
Accounts receivable, net of allowance for doubtful accounts of $34,000	838,762
Work in process	19,066
Due from affiliate	13,331
Prepaid expense	8,684

Total current assets	2,152,666

Property and equipment, net	148,751

Total Assets	$2,301,417

Liabilities and Shareholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$1,364,620
Accrued liquidated damages	1,723,860
Deferred revenue and customer deposits	174,194
Note payable — related party	2,011

Total current liabilities	3,264,685

Warrant liability	3,716,963

Total Liabilities	6,981,648

Commitments and contingencies

Mandatory redeemable convertible preferred stock, net of discount of $1,807,111	1,232,889

Shareholders’ Deficit

Preferred and common stock — affiliated company

Preferred stock — iPublishing, no par value, 6% dividend 5,000 units authorized 450 units issued and outstanding	71,196
Common stock — iPublishing, no par value 100,000 shares authorized, 30,000 shares issued and outstanding	—

March 31,
2006
(Unaudited)
Due from shareholder	(40,000)

Preferred stock — authorized 20,000,000 shares:

Series A — Convertible preferred stock subject to mandatory redemption, convertible into 7,600,000 shares of common, $0.001 par value, 6% dividend, authorized 7,200 shares: 3,040 shares issued and outstanding as of March 31, 2006

Series B — Convertible preferred stock, net of offering costs of $1,098,468 convertible into 12,300,000 shares of common stock, $0.001 par value, 6% dividend through August 22, 2009, 9% dividend for the year ended August 22, 2010 and 14% thereafter, authorized 6,000 shares; 4,920 shares issued and outstanding as of March 31, 2006	3,753,486

Common stock:

Common stock, $.001 par value, authorized, 500,000,000 shares;73,154,739 issued and outstanding as of March 31, 2006	73,155
Deferred compensation	(20,825)
Additional paid in capital	17,056,740
Accumulated deficit	(26,806,872)

Total Shareholders’ deficit	(5,913,120)

Total Liabilities and shareholders’ deficit	$2,301,417

The accompanying notes are an integral part of these condensed combined financial statements.

IMEDIA INTERNATIONAL, INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005 (unaudited)

	2006	2005
		(as restated)
Net Sales	$1,424,077	$446,464

Cost of sales	977,372	267,954

Gross profit	446,705	178,510

Operating expenses:

Selling and marketing	1,192,654	339,690
General and administrative	551,610	2,154,563
Operating expenses-related party	165,000	156,000

Total operating expenses	1,909,264	2,650,253

Loss from operations	(1,462,559)	(2,471,743)

Other (income) expense:

Net (gain) on revaluation of warrants	(1,398,342)	—
Penalty on late filing of SB2	514,342	—
Interest (income) expense, net	(7,498)	132,546
Loss on investment	—	143,477
Impairment loss on investment in available for sale securities	—	1,513,030

Total other (income) expense	(891,498)	1,789,053

Loss before provision for income taxes	(571,061)	(4,260,796)

Provision for income taxes	1,092	800

Net loss	(572,153)	(4,261,596)

Interest on fixed conversion feature and amortization of debt discount on Series A redeemable preferred stock	(379,998)	—
Preferred stock dividends Series A and B	(119,400)	—
Preferred stock dividends — iPublishing, an affiliated company	(6,750)	(6,750)

Net loss allocable to common shareholders	$(1,078,301)	$(4,268,346)

Net loss per common share allocated to common shareholders, Basic and Diluted	$(0.01)	$(0.06)

Weighted average common outstanding shares
Basic and Diluted	72,986,850	67,027,824

The accompanying notes are an integral part of these combined financial statements.

iMedia International, Inc.
Condensed Combined Statement of Shareholders’ Deficit
For the three months ending March 31, 2006 — (Unaudited)

	Preferred Stock
	Affiliated Company
	iPublishing, Inc.								Additional
	(Note – 1)		Preferred Stock Series B		Common Stock		Due from	Deferred	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shareholder	Compensation	Capital	Deficit	Total

Balance December 31, 2005	450	$71,196	4,920	$3,753,486	72,793,746	$72,794	$(40,000)	$(50,785)	$16,874,026	$(25,728,571)	$(5,047,854)

Issuance of common stock for services					200,000	200			75,800		76,000
Issuance of common stock for accrued dividends on Series A and B preferred stock					160,993	161			25,961		26,122
Amortization of deferred compensation on warrants for services and Mark-to-Market adjustment								29,960	(46,196)		(16,236)
Interest on fixed conversion feature and amortization of debt discount on Series A redeemable preferred stock										(379,998)	(379,998)
Issuance of warrants for services									127,149		127,149
Issuance of Preferred Stock Dividends — iPublishing										(6,750)	(6,750)
Issuance of Preferred Stock Dividends Series A and B										(119,400)	(119,400)

Net loss										(572,153)	(572,153)

Balance March 31, 2006 — unaudited	450	$71,196	4,920	$3,753,486	73,154,739	$73,155	$(40,000)	$(20,825)	$17,056,740	$(26,806,872)	$(5,913,120)

The accompanying notes are an integral part of these combined financial statements.

IMEDIA INTERNATIONAL, INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005 (unaudited)

	2006	2005
		(as restated)
Net loss	$(572,153)	$(4,261,596)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,014	15,323
Allowance for doubtful accounts	8,700	—
Loss on sale of investments	—	143,477
Unrealized loss on investment in available for sale securities	—	1,513,030
Change in warrant liability due to revaluation	(1,398,342)	—
Issuance of warrants for services	127,149	1,147,437
Issuance of common stock for services	76,000	1,926,750
Net increase in deferred compensation	(16,236)	(1,429,211)
Amortization of note discount	—	47,203
Changes in assets and liabilities
Accounts receivable	973,021	(296,046)
Work in process	8,713	—
Prepaid expenses and other assets	4,879	—
Accounts payable and accrued expenses	146,581	46,818
Accrued liquidated damages	514,342	—
Deferred revenue and customer deposits	83,754	83,920

Net cash used in operating activities	(28,578)	(1,062,895)

Cash flows from Investing activities

Purchase of equipment	(23,280)	(833)
Sale of investment in available for sale securities	—	201,882
Due to/from affiliates, net	(60,000)	—

Net cash (used in) provided by investing activities	(83,280)	201,049

Cash flows from financing activities

Payments on notes payable	(6,473)	—
Proceeds from notes payable — related parties		41,445
Proceeds from issuance of common stock for cash		446,789
Dividend on iPublishing preferred	(6,750)	(6,750)

Net cash (used in) provided by financing activities	(13,223)	481,484

Net change in cash	(125,081)	(380,362)

Cash, beginning of period	1,397,904	453,304

	2006	2005
		(as restated)
Cash, end of period	$1,272,823	$72,942

Supplemental disclosures of cash flow information:

Income taxes paid	$292	$800

Interest paid	$180	$25,394

Noncash investing and financing activities:

Amortization of interest on fixed conversion feature on warrants issued in conjunction with redeemable preferred stock	$379,998	$—

Issuance of common stock for accrued dividends on Series A and B preferred stock	$26,122	$—
The accompanying notes are an integral part of these combined financial statements.

IMEDIA INTERNATIONAL INC
NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2006
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
          As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 shares of IPC common stock which, immediately following the Acquisition represented 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all of IPC’s outstanding notes immediately prior to the Acquisition). Although HPI became a wholly owned subsidiary following the Acquisition, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby HPI is considered to be the accounting acquirer of the Company. Immediately prior to the Acquisition IPC had only nominal assets and liabilities and no current business operations.
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

Predecessor Companies
          The combined financial statements include the activity of the following predecessor entities:
•	HPI, incorporated on July 22, 2002 in the state of California.

•	iPublishing, Inc., incorporated on May 6, 2003 in the state of California.

•	MOD Studios Inc., incorporated on January 8, 2001 in the state of Delaware.

•	The Modern Company LLC, a Nevada limited liability company organized on February 25, 1999.
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
          On April 5, 2003, the following events occurred:
          A shareholder/secured creditor/officer of iPublishing, MOD Studios and the Modern Company foreclosed on the physical assets of MOD Studios with a book value of $71,196 and the intellectual property with a book value of $0 due to the non-payment of certain notes payable totaling $393,331 at the time of foreclosure. The assets, consisting of property and equipment and intellectual property, were used as collateral for the note payable. In addition to the forbearance of the notes payable, MOD Studios is to receive 5% of all revenues paid to the shareholder directly for the use of the “Hollywood Previews” name or trademark from any third party to whom the shareholder sells, licenses, assigns, or transfers the “Hollywood Preview” name. Effective April 5, 2003 Mod Studios, Inc. and Modern Company had formally ceased historical operations and, in the case of MOD Studios, Inc. were formally dissolved. As such, the Company eliminated the net assets, liabilities and common stock of the Modern Company from its combined financial statements.
          The shareholder contributed the repossessed property and equipment and intellectual property to IPublishing in exchange for 450 shares of Series A — preferred stock valued at $71,196. The transaction was accounted for at the carry-over basis of the related assets. As such iPublishing has recorded the assets at the transferred cost of $71,196.
          iPublishing licensed to HPI the exclusive rights to use iPublishing’s intellectual property. IPublishing receives annual royalties for each CD distributed. In addition, IPublishing sold the physical assets to HPI in exchange for a note receivable with a value of $71,196.
2. RESTATEMENT OF FINANCIALS FROM JULY 22, 2002 (inception) TO September 30, 2005
          The Company is a member of an affiliated group (the “affiliated group”), which includes iPublishing, MOD Studios, Inc. (“MOD Studios”), and The Modern Company, LLC (“The Modern Company”). The Company originally accounted for the affiliated group by providing a separate footnote which described the nature of the relationships and included the pro forma impact on the Company’s combined financial condition and results of operations as if the combined financial statements were presented on a combined basis with the affiliated group for each period presented up to and including the fiscal year ended December 31, 2003. For periods subsequent to December 31, 2003 the Company excluded the results of the affiliated group. Upon further evaluation of its accounting methodology for the affiliated companies the Company determined that it made an error in its application of the relevant accounting principles and determined that it should have combined the affiliated group with the combined financials of iMedia International, Inc. and Subsidiaries.
          Accordingly, the Company has determined the effect of the correction on its previously issued financial statements and has recorded the cumulative effects in the Combined Statement of Stockholders Equity (Deficit) in accordance with SFAS 154 and has restated these financial statements as of and for the three months ended March 31, 2005 to include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. In addition the Company has restated the financials as of and for the three, six and nine month periods ended March 31, June 30, September 30, 2004 and the year ended December 31, 2004 to incorporate the aforementioned combining of iPublishing along with the reclassification of the mandatory redeemable convertible preferred stock as mezzanine financing and related interest on the fixed conversion feature and amortization of debt discount and the dividends on the Series A redeemable preferred stock as an adjustment in the calculation of the net loss available to common shareholders.
          The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, net loss, net loss allocable to common shareholders, basic and diluted loss per common share, cash, accounts receivable, accounts payable and accrued expenses, due to affiliate, preferred stock iPublishing, and accumulated deficit as of and for the three months ended March 31, 2005 is as follows:

	As
	Originally	Restatement	As
	Reported	Adjustments	Restated
Net sales	$446,464	$—	$446,464
Cost of sales	267,954	—	267,954
Gross profit	178,510	—	178,510
Operating expenses	2,601,994	48,259	2,650,253
Net loss	(4,213,337)	48,259	(4,261,596)
Net loss allocable to common shareholders	$(4,213,337)	$55,009	$(4,268,346)

Loss per common share from operations
Basic and diluted	$(0.06)	$—	$(0.06)

Cash	$30,055	$42,887	$72,942
Accounts receivable	240,302	72,949	313,251
Accounts payable and accrued expenses	2,009,374	(195,369)	2,204,743
Due to affiliate	40,000	40,000	—
Preferred stock – iPublishing	—	(71196)	71,196
Common Stock	69,573	—	69,573
Due from Shareholder	—	40,000	(40,000)
Additional Paid in Capital	12,940,660	(41,639)	12,982,299
Accumulated deficit	$(12,765,153)	$(112,368)	$(12,877,521)

3. GOING CONCERN
          For the three months ended March 31, 2006 the accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has consistently experienced net losses. During the three months ended March 31, 2006 the Company incurred a net loss of $572,153, had negative working capital of $1,112,019 and a Shareholders’ deficit of $5,913,120 as of March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern.
          As of March 31, 2006 our cash balance is approximately $1,273,000 and we have receivables in the amount of approximately $839,000. Based on our historical cash burn rate and considering current revenues we believe the Company has adequate cash or cash equivalents to fund operations for the next three months. Although there can be no assurance, we believe that investments being made in sales and marketing commencing during the fourth quarter of 2005 and into the first quarter of 2006 will result in a significant increase in revenues during the second half of 2006.
          During January 2006 we secured a $2.5 million factoring line of credit for which we can borrow against eligible accounts receivable. We anticipate utilizing the line to fund upfront costs of expected future contracts.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
          The combined financial information as of March 31, 2006 and for the three months ended March 31, 2006 is unaudited and reflects all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The combined results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future period. These financial statements and accompanying footnotes should be read in conjunction with the Company’s financial statements in the Company’s Form 10-KSB for the year ended December 31, 2005.
          The Company’s results of operations for the three ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.
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
          In accordance with EITF Issue 99-19 in the three months ended March 31, 2006 and 2005, the Company recorded sales net of outside advertising agency fees. For the three months ended March 31, 2006 and 2005 advertising agency fees used to offset sales were $0.00 and $0.00, respectively.
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
          The Company excluded 38,596,799 in warrants, 7,600,000 and 12,300,000 in potential common shares from the Series A and B Preferred Stock, and 7,516,670 in warrants from the computation of diluted net loss per share for the three months ended March 31, 2006 and 2005, respectively because the effect would have been anti-dilutive.

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
Concentrations and Uncertainties
Major Customers and Suppliers
          We continue to expand and diversify our customer and marketing base so as to reduce the risk associated with sales concentration on any one or group of clients or markets. It is anticipated that over the succeeding quarters, our customer base will become more broadly diversified as we begin marketing efforts directed at newspapers as an additional distribution channel for our monthly Hollywood Previews iMagazine with the potential to create complementary weekly magazines for the sports, travel and life science industries.
          During the three months ended March 31, 2006, nine major customers accounted for 99% of total net sales whereas for the three months ended March 31, 2005 three major customers accounted for 98% of total net sales. For the three months ended March 31, 2006 two major vendors accounted for 98% of purchases, whereas for the three months ended March 31, 2005, one major vendor accounted for 98% of purchases.
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
Stock Based Compensation
          The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.
          The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.
          Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

          As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company’s common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company’s results of operations was shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.
          Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.
          The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
          The total stock based compensation expense for the three months ended March 31, 2006 was $127,149. The fair value of warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Three Months
Ended
March 31, 2006
Dividend yield	—
Risk-free interest rate	4.83%
Expected volatility	108.60%
Expected life of options	3 years
During the three months ended March 31, 2005, the Company did not grant any options to purchase shares of its common stock, nor were there any options vesting during that period. Accordingly, no proforma information for March 31, 2005 is required.
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

5. ACCOUNTS RECEIVABLE LINE OF CREDIT
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
          In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of the Note to Lenders are considered to be interest expense. It will be recognized in the statement of operations during the period from the date of issuance of the note to the time at which the note matures. During the three months ended March 31, 2005, the Company recorded $37,500 as a debt discount and recognized $37,500 in interest expense related to the accretion of the debt discount.
7. PAYABLES TO RELATED PARTIES
          On July 20, 2004, the Company closed three short-term loans totaling $130,000. These loans were made to the Company by parties related to the Company and/or its officers or directors and each was evidenced by a promissory note (each, a “Related Party Note”). Each Related Party Note had identical terms and conditions, although the note amounts varied. The notes had a term of 90 days and bore interest at 8% per annum. In addition, a total of 130,000 two-year warrants, convertible to common stock at the price of $0.50 per share, valued at $42,016, were issued to the lenders as an incentive to make the loans. The warrants were valued with Black Scholes assumptions of 50% volatility, $0.73 share price, risk free interest rates ranging from 2.87% to 3.7%, and exercise prices ranging from $0.50. On December 31, 2004 the Related Party Notes were amended and the loans were extended until April 30, 2005. In exchange for waiving the interest payments on the original notes, the 130,000 two year warrants were cancelled and the Company authorized the issuance of 130,000 common shares in January 2005 (see Note 8). At December 31, 2004 the committed stock was valued at $94,900. During the three months ended March 31, 2005 the deferred interest of $94,563 was amortized to interest on fixed conversion feature and amortization of debt discount in the statement of operations. On May 26, 2005 the Company paid $130,000 to satisfy its “Payable to related parties”.
          At March 31, 2006 the Company had a demand note balance of $2,010 due on a note payable to Frank Unruh, our Chief Operating Officer.
8. PREFERRED STOCK
          The Company is authorized to issue 20,000,000 shares of preferred stock. The following types of preferred stock have been issued:
Series A — Redeemable Convertible Preferred Stock
          On May 23, 2005, the Company’s Board of Directors authorized the issuance of 7,200 shares of Series A — Preferred Stock. On the same date, the Company entered into a Purchase Agreement with several accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, 3,040 shares of Series A — Preferred Stock for an aggregate of $3,040,000. The Series A — Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date. The Series A - Preferred Stock are convertible at any time after the date of issuance by the holder and as such the redemption is considered conditional (i.e., the holder can convert before the shares are redeemed); therefore, the preferred stock is outside the scope of SFAS 150. However, pursuant to ASR 268 and EITF Topic D-98 together with rule 5.02.28 of regulation S-X the Preferred Stock is classified as mezzanine financing on the balance sheet. Net proceeds received by the Company after closing costs of $327,047, was $2,712,953. The $327,047 of closing costs has been reflected as debt discount.
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
          The discount has been recorded as a valuation allowance against the Series A — Preferred Stock and is being amortized to retained earnings as a dividend over the redemption feature of 24 months. For the three months ended March 31, 2006 amortization of the discount recorded to retained earnings is $379,998. The Company recorded and accrued Series A Preferred Stock dividends of $45,600 during the three months ended March 31, 2006. In payment of such dividends accrued as of December 31, 2005, during the three months ended March 31, 2006 the Company issued 100,010 shares of common stock valued at ($5,025). During 2005 the Company overpaid accrued dividends and corrected the overpayment by reducing the number of shares issued during the first quarter of 2006 for the fourth quarter of 2005 dividend payment. Due to the timing and nature of the VWAP calculations used in determining the quantity of shares to issues in lieu of cash to pay dividends resulted in a net prepaid amount of dividends as of December 31, 2005.
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
          The Company recorded and accrued Series B Preferred Stock dividends of $73,800 during the year three months ended March 31, 2006. In payment of such dividends accrued as of the year ended December 31, 2005 the Company issued 60,983 shares of common stock valued at $31,160.
Liquidated damages
          As discussed above during 2005 the Company closed financings for its Series A convertible redeemable preferred and Series B convertible preferred stock. As part of the terms and conditions of the respective registration rights agreements the Company is required to pay certain liquidated damages at 2% plus 18% interest for unpaid damages first for a delay in filing the registration statement and then for a delay in the effective date. During 2005 the Company elected to withhold the filing of its registration statement for its Series A — preferred stock and warrants until it could close on its Series B — preferred stock offering. Therefore, the Company did not file its registration statement until September 29, 2005. In accordance with the Series A — preferred stock agreement liquidated damages were assessed as the registration was not filed by July 7, 2005. As such, the Company was 84 days late in filing its registration statement. During 2005 the Company paid $50,400 in cash and issued 335,686 of commons stock valued at $119,840 for a combined $170,240 associated with liquidated damages for filing its registration statement late. In addition during 2005 the Securities and Exchange Commission (“Commission”) elected to review the document and submitted questions to the Company for response. During the course of responding to the Commissions questions the financial statements included in the document have gone stale pursuant to SEC rules and the registration statement cannot go effective. As such, the Company replaced the stale financial statements with the audited 2005 financials and responded to the Commissions questions on May 4, 2006. As of this writing we have not received any correspondence from the SEC and per guidance from council estimated that based on their most recent experience in such matters we should anticipated an additional 90 days from the date of response to fully resolve the Commissions questions resulting in an effective SB2. Accordingly, we have estimated and accrued an additional $434,710 in estimated liquidated damages and $79,632 in related interest expense for a combined total of $514,342 based on our best estimate that the document will be cleared by the Commission to go effective during September of 2006.

Warrant liabilities
          During the year ended December 31, 2005 the Company closed financings on its Redeemable Convertible Preferred Series A Stock and Convertible Preferred Series B Stock. As part of the financings the Company issued 28,360,000 warrants to purchase shares of the Company’s common stock. The warrants were comprised of the following:

	Quantity of	Strike
Warrant description	Warrants	Price	Contract life

Warrants issued with Series A Preferred	13,600,000	$0.40	2 and 5 years
Warrants issued with Series B Preferred	14,760,000	$0.60	5-years

Total warrants	28,360,000

          The warrants are classified as a liability rather than equity because the respective registration rights agreements for the Series A convertible redeemable preferred and Series B convertible preferred stock have certain terms and conditions whereby the Company is required to pay liquidated damages at 2%, in cash for a delay in the effective date of the registration statement. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly. At the dates of warrant issuance the estimated fair value of $2,275,316 for Series A Preferred and $2,306,052 for Series B Preferred was recorded as a total warrant liability of $4,581,568 on the consolidated balance sheet. At December 31, 2005 the total fair value of the warrant liability was estimated to be $5,115,306 and the net increase of $533,737 in warrant liability was recorded as a loss on derivative instruments in the combined statement of operations, The increase in the warrant liability was due primarily to the decrease in Company’s common share price from the date of issuance of $0.89 and $0.52 per common share respectively compared to $0.24 per common share at December 31, 2005 offset by the limitation to the net value of the preferred stock since the initial warrant value was greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions.
          During the three months ended March 31, 2006 a net decrease of $1,398,342 was recorded as a gain on derivative instruments in the combined statement of operations. The decrease in the warrant liability was primarily due the decrease in the volatility of Company’s common stock during the rolling 56 week periods used for the calculation at December 31, 2005 compared to March 31, 2006 and the shorter term remaining on the period to exercise the warrants.
Preferred Stock – iPublishing Inc.
          Total number of preferred units authorized is 5,000 of which 450 units are issued and outstanding. 1,000 of these units are designated as Series “A”. These preferred units have a par value of $1,000 per unit and a cumulative annual dividend of 4.5%. The Series A units shall be callable by the Company at any future time at par value provided that the cumulative annual dividend has been either paid in full; converted to common or preferred units; or waived by the shareholder holding the Series “A” preferred units. For the three months ended March 31, 2006 and 2005 the Company issued dividends of $6,750 and $6,750, respectively.
9. COMMON STOCK
Common Stock and Warrants Registered
          On September 28, 2005 the Company filed an registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) to register for resale by certain selling shareholders 64,258,787 common shares, The number of shares registered under that prospectus would represent approximately 87% of the total common stock outstanding, assuming conversion of the Series A Preferred Stock, the Series B Preferred Stock and upon issuance of the common stock being registered hereunder that is issuable upon exercise of our warrants. A total of 23,360,000 common shares are being registered in conjunction with outstanding warrants, and 6,043,487 common shares in conjunction with an agreement to pay accrued liquidated damages to our Series A and B preferred holders. None of these 29,567,854 shares have been issued, and/or may never be issued if (1) the underlying warrants expire un-exercised, or (2) if the accrued liquidated damages are waived by the holders, or negotiated lower or paid in cash by the Company. The number of shares ultimately offered for sale by the selling security holders is dependent on whether and to what extent such holders convert their shares of Series A Preferred Stock, the Series B Preferred Stock or exercise their warrants. As of May 22, 2006 this registration statement has not been declared effective.

          On November 8, 2005 the Company received a comment letter from the SEC with respect to its Registration on Form SB-2 filed on September 28, 2005. As part of that comment letter the SEC required, among other things, further clarification on the accounting for the Company’s Series A - Preferred Stock and the accounting for previous investments in other entities. As a result of the SEC comment process with respect to the SB-2 the Company amended previously filed financial statements (see note 2) and may be required to amend this 10-QSB. On May 4, 2006 the Company responded to the SEC’s comments and is awaiting the SEC’s responses to same.
Common Stock Issued for Services and Other
          During the three months ended March 31, 2005, the Company issued the following shares of common stock:
          We issued 2,745,000 shares of restricted common stock for services to various consultants to promote us and ongoing financing activities and employees as performance bonuses. The total value of the common shares issued is $1,926,750 Issued securities include:
•	2,430,000 shares valued at $1,546,750 issued to consultants for investor relations services of which $617,550 was recognized as consulting services and $929,200 is recorded as deferred compensation as of and for the quarter ended March 31, 2005

•	235,000 shares valued at $293,750 issued to Employee’s as a performance bonuses and is recorded as compensation expense in the general and administrative expense

•	50,000 shares valued at $62,500 issued to consultants for investment banking services

•	30,000 shares valued at $23,750 issued to consultants for sales commissions and is recorded as commissions in selling expense
          130,000 shares of restricted common stock valued at $94,900 of stock committed during 2004 was issued for interest on convertible notes payable to related parties.
          30,000 shares of restricted common stock valued at $15,000 issued to a subscriber of the Company’s common stock for cash.
          During the three months ended March 31, 2006, the Company issued the following shares of common stock:
          Between January 1 and March 31, 2006 the Company issued 200,000 restricted common shares valued at $76,000 to consultants for services and 160,993 restricted common shares as payment on Series A and B Convertible Preferred stock for the fourth quarter dividend due on March 1, 2006, valued at $26,122.
10. WARRANTS
During the year ended December 31, 2005, the Company granted the following to purchase the Company’s common stock:
Replacement Warrants
          In February 2005, the Company issued a total of 6,163,559 out-of-the-money warrants to purchase additional shares of common stock to approximately 40 investors to the Company’s prior private placements. The Company issued these warrants due to the illiquidity experienced by these investors while it was experiencing delays in obtaining its OTC-BB listing. 3,081,780 warrants are exercisable at the price of $1.00 per share, and 3,081,780 of these warrants are exercisable at the price of $1.25 per share. Each warrant issued was for a one-year term and will expire on February 2, 2006. At the date the warrants were issued, the market price of the Company’s common stock was $.80 per share. The value of the warrants was calculated at $481,458 using the Black — Scholes method and was recorded as compensation during the three months ended March 31, 2005 and is included in general and administrative expense in the accompanying financial statements.
Compensation Warrants
          During the three months ended March 31, 2006 the Company issued a total of 850,000 warrants to purchase common valued at $481,872 as consideration for services provided, as follows:
          In January, 2005, the Company issued five year warrants to purchase 350,000 shares of its common stock to a consultant for advisory services for a two year term at an exercise price of $.40 per share. The common stock price at issue was $1.10. Total value of these warrants at March 31, 2005 is $312,365.
          The warrants are revalued each quarter during the term of the agreement quarter using the Black-Scholes method. For the quarter ended March 31, 2006 the warrants were revalued with a total of $52,609 using the following assumptions of 108.6% volatility, $0.23 share price, risk free interest rate of 4.82% and zero dividend yields. As of March 31, 2006, $20,825 of deferred compensation associated with these warrants is on the balance sheet of the Company. As a result of the warrants being revalued at a lower value at March 31, 2006 compared to the balance at December 31, 2005, the accumulated deferred compensation expense at March 31, 2006 was lower than the balance at December 31, 2005. Thus, for the three months ended March 31, 2006 the Company amortized negative deferred compensation of ($1,208). For the three months ended March 31, 2005 the Company amortized deferred compensation of $32,538.
          In March, 2005, the Company issued three year warrants to purchase 500,000 shares of its common stock to a consultant for marketing services for a one year term at an exercise price of $1.00 effective March 29, 2005. The common stock price at issue was $1.03. Total value of these warrants at March 31, 2006 is $353,614.
          The warrants are revalued each quarter during the term of the agreement using the Black-Scholes method. For the quarter ended March 31, 2006 the warrants were revalued with a total of $29,742 using the following assumptions of 108.6% volatility, $0.23 share price, risk free interest rate of 4.82% and zero dividend yields. As a result of the warrants being revalued at a lower value at March 31, 2006 compared to the balance at December 31, 2005, the accumulated deferred compensation expense at March 31, 2006 was lower than the balance at December 31, 2005. Thus, for the three months ended March 31, 2006 the Company amortized negative deferred compensation of ($15,028). For the three months ended March 31, 2005 there was no amortization of deferred compensation.
          All warrants and options have been recorded as compensation expense (or deferred compensation) and paid in capital. Therefore there is no pro-forma disclosure necessary.
Employee stock compensation program
          During January 2006, the Board of directors approved a formal employee stock compensation program. The plan will allow the Board to grant up to 10,000,000 in options to purchase the Company’s common stock. The plan is in the process of being drafted and reviewed for final adoption by the Board of Directors. Once the plan is finalized the options committed via deal memorandums with the President of Newspaper Syndication and the Chief Financial Officer will be completed. It is intended for the plan to be approved by a vote of the holders of the Company’s Common stock within 12 months. During the three months ended March 31, 2006 we recorded stock compensation expense related to warrants issued to an employee totaling $123,773. During three months ended March 31, 2005 the Company did not grant any stock options to employees.
11. RELATED PARTY TRANSACTIONS
Licensing Agreement
          iPublishing licensed to the iMedia International Inc. the exclusive rights to use its intellectual property. iMedia International, Inc. is obliged to pay iPublishing a royalty of 5% of the gross margin, defined as gross revenues less cost of goods, associated with revenue earned that uses or relies upon the Licensor’s intellectual property in any form. During the three months ended March 31, 2006 and 2005 the Company paid royalties of $27,673 and $8,925, respectively to iPublishing. These royalties were eliminated in consolidation.
          Licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as iMedia International Inc. remains in operation. There are no minimum performance stipulations in the License Agreement. The license term is for ninety-nine years beginning April, 2003.

Executive Compensation paid to Affiliate
          In lieu of salaries to the three executive officers for the three months ended March 31, 2006 and 2005, the Company paid iPublishing, management fees of $165,000 and $142,500, respectively. In order for the officers to take advantage of certain tax benefits iPublishing in turn paid $165,000 and $156,000, respectively to a personal service corporation owned by the three executives noted above. These payments are recorded as management compensation expense in the accompanying statement of operations for the three months ended March 31, 2006 and 2005.
          The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholder, Investment Advisory Group, Inc. and Media Solutions Network, LLC, Kelly Konzelman and Kevin Plate, respectively. Each agreement specifies monthly payments of $13,500 for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the three months ended March 31, 2006 and 2005, to Investment Advisory Group, Inc. were $40,500 and $40,500, respectively. Total management fees paid for the three months ended March 31, 2006 and 2005 to Media Solutions, Network, LLC were $40,500 and $40,500, respectively.
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
CAUTIONARY STATEMENTS
          You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC.
FORWARD LOOKING STATEMENTS
          Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof.
          This report, including the sections entitled “Cautionary Statements and Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
          Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.
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
Overview
          Hollywood Previews, Inc. (“HPI”), iMedia International’s wholly owned subsidiary, was originally incorporated in California on July 25, 2002 under the name DTV Studios. Pursuant to an Agreement and Plan of Merger dated as of August 18, 2003 (the “Merger Agreement”), a wholly owned subsidiary of the Company’s corporate predecessor, Irvine Pacific Corporation (“IPC”) merged with and into Hollywood Previews, Inc. (“HPI”), on August 29, 2003, resulting in HPI becoming a wholly owned subsidiary of IPC (the “Acquisition”). As consideration for the Acquisition, the shareholders of HPI were issued 55,179,581 shares of IPC common stock which, immediately following the Acquisition represented 96.18% of the issued and outstanding common stock of IPC (after giving effect to the conversion of all of IPC’s outstanding notes immediately prior to the Acquisition). Although HPI became a wholly owned subsidiary following the Acquisition, IPC had no material operations at the time of the merger. Because the Acquisition resulted in a change of control, with the shareholders of HPI becoming the primary shareholders of IPC, the Acquisition was recorded as a “reverse merger” whereby HPI is considered to be the accounting acquirer of the Company. Immediately prior to the Acquisition IPC had only nominal assets and liabilities and no current business operations.
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
Strategic Distribution Partners
          During the one-year period ending December 31, 2005 our strategic distribution partners for Hollywood Previews™ Entertainment iMagazine™ and our custom discs include the Los Angeles Times a large metropolitan newspapers, Amazon.com, an online retailer and Universal Press Syndicate, an international syndicator of content to the newspaper industry, who is our exclusive newspaper agent. We anticipate that in the future a majority of our new distribution sources will result from sales representation by Universal Press Syndicate to their affiliated group of newspaper clients. We currently have a partnership and distribution agreement with the Dallas Morning News, which will launch on April 30, 2006. Through Universal Press Syndicate, we are currently negotiating additional distribution agreements with several major metropolitan newspapers, but have not yet formalized or completed these negotiations. We believe that we will succeed in securing these additional partnership and distribution agreements, and project that we will be distributing Hollywood Previews in 4-5 U.S. markets by the end of 2006.
          During the one-year period ending December 31, 2005 we underwrote the costs involved in the distribution of Hollywood Previews™ Entertainment iMagazine™ with the Los Angeles Times and Amazon.com. We incurred costs of $626,000 to subsidize the distribution of Hollywood Previews during this same period. We anticipate that we will continue to subsidize costs, with our current cash resources, related to the future distributions until such time as advertising revenues exceed production and distribution costs. As we expand to new markets, we plan to have each new distribution partner cover any revenue shortfall that may occur thereby minimizing our subsidization costs. If we cannot negotiate minimum guaranteed revenue that covers our direct manufacturing costs we may delay the launch of a new market or publication until financial break-even can be assured.
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
          We have focused the majority of our recent sales activity away from custom projects and toward our newspaper syndication program. We believe that this adjustment will have an immediate negative effect on our custom disc revenues, especially during the first two quarters of 2006. Despite this shift in sales focus we anticipate that the custom disc market will continue to constitute a significant part of our future revenues. We have identified and have developed new products specifically targeted to new custom disc industries and sectors, including entertainment, sports, travel, information, medical, wireless, automotive and direct marketing. These new products include various digital communication services such as voice casting, e-mail campaigns, data management and call center support. We intend to use a portion of our capital on an ongoing basis to develop these new target markets.

Results of Operations
          Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale of advertising inventory to advertisers and content providers and from the future sale of data derived from our proprietary usage and measurement reporting system.
          The combined financial statements of iMedia International Inc., as of March 31, 2006 include the accounts of the Company and its wholly owned subsidiaries Hollywood Previews, Inc. (a California corporation), iMedia US, LLC (a California limited liability company), iMedia Nevada, LLC (a Nevada limited liability company) and iPublishing, Inc. (a California Corporation) an affiliated company.
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
          When publishing our proprietary publications like Hollywood Previews, we are required to subsidize any shortfalls that occur when we make a distribution for which there is insufficient revenue to offset costs. As with any traditional magazine publisher, we must evidence our ability to meet our distribution schedule prior to being able to securing advertising commitments or sponsorships. We are currently underwriting the shortfalls involved in the distribution of Hollywood Previews with the Dallas Morning News and foresee that we may be required to do so for a two-to-three month period beginning April 1, 2006 when advertising revenues may fall short of production and distribution costs. We incurred costs of $361,000 and $15,000 to cover such shortfalls for the three months ended March 31, 2006 and 2005 respectively. We anticipate that we will continue to subsidize costs related to the above distributions, with our existing cash resources, until such time as advertising revenues exceed production and distribution costs, however the amount of these revenue shortfalls should begin to decline as new advertisers and sponsors are secured.
          iMedia International is a member of an affiliated group (the “affiliated group”), which includes iPublishing, MOD Studios, Inc. (“MOD Studios”), and The Modern Company, LLC (“The Modern Company”). We originally accounted for the business activity of the affiliated group by providing a separate footnote, which described the nature of the relationships and included the pro forma impact on our consolidated financial condition and results of operations as if the consolidated financial statements were presented on a combined basis with the affiliated group. We did this for each period presented up to and including the fiscal year ended December 31, 2003. For periods subsequent to December 31, 2003 we excluded the results of the affiliated group. Upon further evaluation of our accounting methodology for affiliated companies we determined that we erred in our application of the relevant accounting principals and determined that we should have combined the affiliated group with the consolidated financials of iMedia International, Inc. and Subsidiaries. Accordingly, the restated financials include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. We have determined the effect of the correction on our previously issued financial statements and have restated the financial statements for the year ended December 31, 2004 and the three months ended March 31, 2005 included herein.
Plan of Operation
          For the year ended December 31, 2005, our plan of operation focused on four primary objectives: raising capital through private offerings and other financial instruments, continued development and publication of Hollywood Previews(TM) Entertainment Magazine, the identification and development of specialty and custom disc customers, industries and content, and the development of new proprietary publications. During this period we produced and distributed 12 monthly issues of Hollywood Previews(TM) Entertainment Magazine. In addition, we produced and distributed a variety of custom disc publications.
          We continue to execute our long-term business strategy involving the launch of our newspaper syndication program for our proprietary products such as Hollywood Previews™ Entertainment Magazine (Hollywood Previews). During the forth quarter of 2005 we commenced negotiations with our first Newspaper client, the Dallas Morning News and ultimately signed a one-year contract in January 2006. Per the terms of the agreement we will produce a minimum of 655,000 Hollywood Previews each month for delivery to Dallas Morning News Sunday subscribers, with the first edition slated to be delivered on April 30, 2006. We are in effect partnering with Dallas Morning News in a revenue-sharing agreement. The model allows both parties to sell local, regional and national advertising onto one digital magazine. Revenues are shared after certain up-front production and manufacturing costs are recouped by iMedia. We are currently introducing this partnership model to various major U.S. newspapers through our strategic agency partner syndication representative, Universal Press Syndicate (UPS). UPS is the largest independent syndicate of newspaper content in the world. UPS currently has a client base of approximately 2,700 newspapers both domestically and internationally, and has stepped-up marketing activity for iMedia with the goal of securing syndication partnerships in five top U.S. markets by the end of 2006, and 15 top U.S. markets by the end of 2007. Through UPS, we expect to increase the distribution of Hollywood Previews with new partnership arrangements with major publishing groups such as Tribune Company, Gannett Company, Inc., MediaNews Group, Inc, and Belo Corp. as well as directly with independent newspaper publishers. We expect to see an increase in recurring and continuity revenues as we complete successive distributions of Hollywood Previews in established markets. We believe that this increase should commence late in the third quarter of 2006.
          The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended March
	31,
	2005	2006
Net revenues	100%	100%
Cost of revenues	60%	69%

Gross Profit	40%	31%

Selling and marketing expense	76%	83%
General and administrative expense	483%	39%
Operating expenses-related party	35%	12%

Loss from operations	-554%	-103%
Other expense	-400%	-63%

Loss before taxes	-954%	-40%
Provision for taxes	-0%	-0%

Net loss	-954%	-40%
Beneficial Conversion feature and dividends on preferred stock	-2%	-36%

Net loss allocable to common shareholders	-956%	-76%

Combined Financial Statements
          For the three months ended March 31, 2005 and 2006 the accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced net losses from operations since our inception and have an accumulated deficit of $26,807,000 as of March 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2005, the report of our independent registered public accounting firm expresses substantial doubt as to our ability to continue as a going concern.
          iMedia International is a member of an affiliated group (the “affiliated group”), which includes iPublishing, MOD Studios, Inc. (“MOD Studios”), and The Modern Company, LLC (“The Modern Company”). We originally accounted for the business activity of the affiliated group by providing a separate footnote, which described the nature of the relationships and included the pro forma impact on the Company’s consolidated financial condition and results of operations as if the consolidated financial statements were presented on a combined basis with the affiliated group. We did this for each period presented up to and including the fiscal year ended December 31, 2003. For periods subsequent to December 31, 2003 we excluded the results of the affiliated group. Upon further evaluation of our accounting methodology for the affiliated companies we determined that we erred in our application of the relevant accounting principals and determined that we should have combined the affiliated group with the consolidated financials of iMedia International, Inc. and Subsidiaries. In addition, during May 2005 we classified our Series A mandatory redeemable convertible preferred stock as a long-term liability. Upon further evaluation of our accounting methodology we determined that redemption is conditional (i.e., the holder can convert before the shares are redeemed); therefore we concluded that the mandatory redeemable convertible preferred stock should be classified as temporary equity. In addition we have determined that the related interest on the fixed conversion feature and the amortization of debt discount and the dividends on the Series A redeemable preferred stock should classified as an adjustment in the calculation of the net loss available to common shareholders as opposed to the original classification under other income (expense).
          Accordingly, we have determined the effect of this correction on our previously issued financial statements and have restated financial statements as of and for the years ended December 31, 2003 and 2004 to include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. In addition we have restated the financials as of and for the three, six and nine month periods ended March 31, June 30, and September 30, 2005 and for the year ended, respectively, to incorporate the aforementioned combining of iPublishing along with the reclassification of the mandatory redeemable convertible preferred stock as mezzanine financing and related interest on the fixed conversion feature and the amortization of debt discount and the dividends on the Series A redeemable preferred stock as an adjustment in the calculation of the net loss available to common shareholders.

Three months ended March 31, 2006 and 2005
Net sales
          Our net sales increased $978,000 or 219% from $446,000 for the three months ended March 31, 2005 to $1,424,000 for the three months ended March 31, 2006. The increase in sales was primarily due to a continuing market acceptance of our products and services relating to the production of special edition and custom digital solutions. We concentrated our marketing efforts principally on custom B2B discs during the period that we were involved with raising the capital to launch our proprietary products such as Hollywood Previews(TM) Entertainment Magazine. During 2005 we completed projects for 9 unique customers compared to 4 customers for comparable period during 2005. Of these 9 customers, 1 was a repeat customer purchasing our products and services both in 2006 and 2005. During the three months ended March 31, 2006, two new customers accounted for $1,033,000 in sales.
          During the three months ended March 31, 2006, we produced and distributed various monthly issues of Hollywood Previews™ Entertainment Magazine on a limited basis. In addition, we produced and distributed a variety of custom disc publications. During the comparable period during 2005 we produced and distributed a variety of custom disc publications only, no Hollywood Previews ™ Entertainment Magazines were produced.
          We continue to execute our long-term business strategy of launching our newspaper syndication model with our proprietary publications such as Hollywood Previews™ Entertainment Magazine (Hollywood Previews). During the fourth quarter of 2005 we commenced negotiations with our first Newspaper client, the Dallas Morning News and ultimately signed a one-year contract in January 2006. Per the terms of the agreement we will produce approximately 640,000 Hollywood Previews each month for delivery to their Sunday subscribers, with the first edition to be delivered on April 30 2005. We are in effect partnering with Dallas Morning News in a revenue-sharing agreement. The model allows both parties to sell local, regional and national advertising onto one digital magazine. Revenues are shared after certain up-front production and manufacturing costs are recouped by iMedia. We are currently introducing this partnership model to various major U.S. newspapers through our strategic partner and exclusive newspaper syndication representative, Universal Press Syndicate (UPS). UPS is the largest independent syndicate of newspaper content in the world. UPS currently has a client base of approximately 2,700 newspapers both domestically and internationally, and has stepped-up marketing activity for iMedia with the goal of securing syndication partnerships in five top U.S. markets by the end of 2006, and 15 top U.S. markets by the end of 2007. Through UPS, we expect to increase the distribution of Hollywood Previews through new partnership arrangements with major publishing groups such as Tribune Company, Gannet, Media News, and Bilo as well as directly with independent newspaper publishers. We expect to see an increase in recurring and continuity revenues as we complete successive distributions of Hollywood Previews in established markets. We believe that this increase should commence in the forth quarter of 2006.
          We expect to see a decline in our custom business for quarters two and three of 2006 as our sales activity has been directly focused on securing advertisers for Hollywood Previews, and supporting our newspaper syndication rollout. However, we expect that as more national advertisers are exposed to our branded publications through newspaper syndication, additional opportunities to create custom digital solutions for these same customers will drive future revenue growth in our custom business, and that our custom business will grow hand-in-hand with our newspaper preprint division.
Cost of sales and gross profit
          Our cost of sales increased $709,000 or 265% from $268,000 for the three months ended March 31, 2005 to $977,000 for the three months ended March 31, 2006. The increase in cost of sales is primarily attributable to the overall increase in sales. Gross profits as a percentage of sales decreased from 40% for the three months ended March 31, 2005 to 31% for the three months ended March 31, 2006. The decrease in gross profit percentage is primarily related to discounts provided to clients for larger orders which resulted in the increase in revenues.
          As discussed above we are entering the next phase of our business model whereby we will now be producing our monthly digital magazine, Hollywood Previews, on a consistent basis. We expect margins to be consistent on custom B2B discs throughout 2006 but anticipate subsidizing certain costs of publishing for at least the first three to six additions until we have enough advertisers and ancillary revenues to return a gross profit both to the newspapers and ourselves. Accordingly, we anticipate our gross profit will be reduced during the initial launch of each New Paper during the second quarter and into fourth quarter of 2006. We continue to attract a significant number of national advertisers, which we expect will convert to future advertising revenue. Some of these advertisers will focus their advertising regionally, while others may roll-out into each new national market we enter. However, as advertising budgets are typically committed up to two quarters in advance, we expect that we will have revenue shortfalls in each new market we enter. We still anticipate having to subsidize each newspaper launch into the foreseeable future until such time as we have enough empirical data to better estimate the initial advertiser response, and the number of national advertisers that will carry over from one geographical market to the next. We do expect significant improvement in the gross profit of the Hollywood Previews over the first several quarters after each launch. In addition, we believe we can ultimately achieve a much higher profit margin then we are currently achieving on our custom projects due to our economies of scale, and as the costs of producing a monthly product is much lower than our one-time customized projects.
Operating Expenses
Selling
          Our selling expenses increased $853,000 or 251% for the year ended March 31, 2006 to $1,193,000 from $339,000 for the three months ended March 31, 2005. The increase in selling expense is primarily attributable to the following:
•	The overall increase in sales as discussed above.

•	An increase of $296,000 in total commissions and compensation to sales personnel and outside sales representatives to promote our products resulting from the increase from five sales representatives in 2005 to eight sales representatives in 2006. We also incurred and increase of $78,000 in travel, meals, and entertainment expenses associated with these additional sales representatives.

•	In conjunction with our strategy of testing various forms of distribution and promoting brand recognition, we have continued our sales strategy of distributing our proprietary brands including Hollywood Previews iMagazine through various newspapers, periodicals and on-line retailers. We have supplied these products to these distributors at no cost, and are dependent upon advertising revenues as the only revenue source. The total increase in this sales promotion for three months ended March 31, 2006 from the same time period in 2005 is approximately $479,000. This included $132,000 in special promotion costs to land The Dallas Morning News newspaper syndication. We intend to continue this promotional strategy for the foreseeable future but expect the investment to be significantly reduced as we sign new newspaper distribution partners who will eventually underwrite these promotional costs (see discussion under Net Sales and Costs of Sales and gross profit above). As we sign additional newspapers and achieve advertising revenues, direct costs will be matched with the associated revenues and will be recorded as a cost of revenues thereby reducing or eliminating these promotional subsidies.
General and Administrative
          Our General and Administrative expenses decreased $1,603,000 or 74% for the three months ended March 31, 2006 to $552,000 from $2,155,000 for the three months ended March 31, 2005. The decrease in general administrative expense for the three months ended March 31, 2006 compared to the same time period in 2005 is primarily attributable to the following:
Non Cash Transactions: During the three months period ending March 31, 2005, we booked as general and administrative expenses approximately $1,575,000 in various non-cash transactions as opposed to approximately $160,000 for the same period in 2006. The majority of these expenses were related to non-recurring costs associated with the issuance of common stock and various warrants to prior investors, investment banking consultants and for promotion of ongoing financing activities, as well as some operational costs.
Cash Transactions: Our total cash expenses included in general and administrative expenses decreased by $28,000 during the three months ended March 31, 2006 compared to the comparable 2005 period. The net decrease in general and administrative expenses is primarily comprised of a decrease in compensation $47,000, a decrease in investor relations expenses $44,000, legal, accounting and professional fees decreased by $36,000 offset by an increase in general office expenses of $99,000.
          As our business increases, it is anticipated that our cash operating expenses will increase in absolute dollars, but should decrease as a percentage of sales. We will continue to issue non-cash compensation to our advisors and consultants as necessary, and anticipate incurring additional non-cash compensation expense due to the issuance of options or warrants to employees since we adopted SFAS 123 on January 1, 2006. We believe certain one time general and administrative expenses will be necessary as we continue to grow and most likely we will have to seek larger corporate headquarters in the near future. We also anticipate investing in upgraded operational, business and accounting systems. We currently have sufficient executive staffing levels to manage our growth and execute our business plan and will continue to add personnel as necessary, commensurate with our growth.
Operating Expenses — Related Parties
          Our operating expenses — related parties increased $9,000 or 6% for the three months ended March 31, 2006 to $165,000 from $156,000 for the three months ended March 31, 2005. Operating expense — related parties consists of payments to the Modern Company (an affiliated company), for management services of Messrs. MacEachern, Kapp and Unruh, as Chief Executive Officer, President and Chief Operating Officer (formerly Chief Financial Officer), respectively, of the Company. In order for the officers noted

above to take advantage of certain tax benefits a disbursement is made from iPublishing to a personal service company, the Modern Company. The Modern Company is wholly owned by Messrs. MacEachern, Kapp and Unruh and as such the disbursement to the Modern Company is recorded as Operating expense –related parties.
Other expenses
Gain on revaluation of warrants
          During the year ended December 31, 2005 the Company closed financings on its Redeemable Convertible Preferred Series A Stock and Convertible Preferred Series B Stock. As part of the financings the Company issued 28,360,000 warrants to purchase shares of the Company’s common stock. The warrants are classified as a liability rather than equity because the respective registration rights agreements for the Series A convertible redeemable preferred and Series B convertible preferred stock have certain terms and conditions whereby the Company is required to pay liquidated damages at 2%, in cash for a delay in the effective date of the registration statement. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly. For the three months ended March 31, 2006 the total fair value of the warrant liability decreased $1,398,000 and was recorded as a gain on revaluation of warrants in the consolidated statement of operations. The decrease in the warrant liability was due primarily to the decrease in volatility of the Company’s common stock and the decrease in the unexpired life of the warrants.
Liquidated damages on late filing of registration statement
     During 2005 we closed financings in gross amounts of $3,040,000 and $4,920,000 for Series A convertible redeemable preferred and Series B convertible preferred stock, respectively. As part of the terms and conditions of the respective registration rights agreements, we are required to pay certain liquidated damages at 2% plus 18% interest for unpaid damages (1) for a delay in filing the registration statement and then (2) for a delay in the effective date. During 2005 we elected to withhold the filing of our registration statement for our Series — A Preferred Stock and warrants until it could close on its Series — B Preferred Stock offering. Therefore, we did not file our registration statement until September 29, 2005. In accordance with the Series A - Preferred Stock agreement, liquidated damages were assessed, as the registration was not filed by the July 7, 2005 deadline. In addition during 2005 the Securities and Exchange Commission (“Commission”) elected to fully review the registration statement and submitted a significant number of questions for our response. During the course of responding to the Commissions questions the financial statements included in the registration statement went stale pursuant to SEC rules, and the registration statement could not go effective. As such, we replace the stale financial statements with the audited 2005 financials for the period ending December 31, 2005, and responded to the Commissions questions. In addition, we will have to respond to any follow-up questions the Commission may have after reviewing our initial responses. Accordingly, we estimated and accrued and additional $435,000 in estimated liquidated damages and $79,000 in related interest expense for a combined total of $514,000 as of March 31, 2006. This additional accrual amount is based upon our best estimate that the registration statement will be cleared by the Commission to go effective during September 2006.
Interest expense, net
          Interest expense, net primarily consists of interest paid in cash for the convertible bridge notes discussed above offset by interest income from cash held in money market accounts from the proceeds from the convertible debt during 2004 and the preferred stock during 2005.
Loss on sale of investments
          The loss on sale of investments for the three months ended March 31, 2005 of $143,477 reflects the sale of 625,000 shares of the Company’s available for sale investment in Langley Park. For the three months ended March 31, 2006 the Company did not have any investment transactions.
Unrealized loss on available for sale securities
          During the three months ended March 31, 2005 we determined that the value of our investment in available for sale securities (“Langley Shares”) was permanently impaired. In accordance with SFAS 115 we have recorded the permanent impairment of this investment as an unrealized loss in the combined statement of operations. The unrealized loss of $1,513,000 for the three months ended March 31, 2005 represents the unrealized loss on this investment from the inception of the acquisition of the Langley Shares. For the three months ended March 31, 2006 the Company did not have any investment transactions.
Provision for Income Taxes
          For the three months ended March 31, 2006 and 2005, the provision for income taxes represents the minimum state taxes due.

Net Loss
          Net loss decreased by $3,689,000 or 87% for the three months ended March 31, 2006 to $572,000 from $4,262,000 for the three months ended March 31, 2005. The substantial decrease in net loss is primarily attributable to the increase sales and gross profits, the reduction of general and administrative expenses partially offset by an increase in selling and marketing expenses and further reduced by a net other income as a result of the gain on revaluation of warrants exceeding other expenses during the three months ending March 31, 2006 compared to the comparable period for 2005.
Reconciling Components to Net loss allocable to shareholders
          During the year ended December 31, 2005 we issued 3,040 shares of Series A — Preferred Stock for an aggregate of $3,040,000. The Series A — Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date. However, pursuant to ASR 268 and EITF Topic D-98 together with rule 5.02.28 of regulation S-X the Preferred Stock is classified as mezzanine financing on the balance sheet.
          The Series A — Preferred Stock contains certain conversion provisions and was issued in conjunction with 16,217,950 warrants to purchase our common stock pursuant to the Purchaser’s respective purchase agreements. Based upon the existence of these features, the Company determined that a debt discount was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the beneficial conversion feature therefore we recorded a discount of $2,713,000 relating to the issuance of the warrants.
          The discount has been recorded as a valuation allowance against the Series A — Preferred Stock and is being amortized to retained earnings as a dividend over the redemption feature of 24 months. For the three months ended March 31, 2006 amortization of the discount recorded to retained earnings is $380,000. For the three months ended March 31, 2005 the Company did not have any preferred stock transactions.
Dividends
          For the three months ended March 31, 2006 we issued stock dividends from our Series A and B preferred shares totaling $119,000. For the three months ended March 31, 2005 the Company did not have any dividends from preferred stock transactions. In addition for the same time period we issued preferred stock dividends from our iPublishing preferred stock of $7,000 and $7,000, respectively.
Net loss allocable to common Shareholders
          For the three months ended March 31, 2006 and 2005 the net loss allocable to common shareholders is $1,078,000 and $4,268,000, respectively. The reconciliation between net loss and net allocable to shareholders is the amortization of the beneficial conversion feature of the Series A preferred shares and dividends issued as described above.
Liquidity and Capital Resources
          Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $29,000 and $1,063,000, respectively. The net cash used in operations during 2006 is a result of our net loss of $572,000 increased by a net of $1,211,000 from non-cash common stock, warrant compensation and revaluation and interest charges, offset by 24,000 in depreciation and allowance for doubtful account provisions and approximately $1,754,000 in cash generated from working capital items.
          Net cash used in operating activities for the three months ended March 31, 2005 of $1,063,000 is primarily attributable to the net loss of $4,262,000 offset by non-cash realized and unrealized losses on investments and available for sale securities of $1,657,000, non-cash stock and warrant compensation charges of $1,692,000, generally attributable to stock and warrants issued for services, bonuses and interest and $15,000 in depreciation and amortization charges offset by $165,000 used for working capital purposes. The unrealized loss on the investment in is the result of our determination that our investment in the Langley Shares were permanently impaired as determined in SFAS 115.
          Net cash used in investing activities for the three months ended March 31, 2006 was $83,000. Net cash used in activities is primarily attributable to the purchase of equipment for $23,000 and the $60,000 net increase in amounts due from affiliates.
          Net cash provided by investing activities for the three months ended March 31, 2005 was $201,000. Net cash provided by investing activities is primarily attributable to sale of Langley Shares resulting in net proceeds of $202,000 offset by $1,000 for the purchase of equipment.

          Net cash used in financing activities for the three months ended March 31, 2006 totaled $13,000. We paid $7,000 on notes payable and paid preferred stock dividends of $7,000.
          Net cash provided by financing activities for the three months ended March 31, 2005 totaled $481,000. We received proceeds from the private sale of common stock totaling $447,000, net of offering costs. We also received $41,000 net proceeds from notes payable to related parties. These proceeds were offset by the payment of $7,000 in preferred stock dividends.
          We have generated losses since inception and have an accumulated deficit as of March 31, 2006 of $26,807,000. For the year ended December 31, 2005 the independent registered public accounting firm, in their opinion, has expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
          During the year ended December 31, 2005 we raised approximately $8,030,000 in net proceeds from institutional investment funds and other accredited investors through the issuance of Series A and B — Preferred Stock, the issuance of common stock and the exercise of warrants for common stock. As of March 31, 2006 our cash balance is $1,273,000 and we have receivables in the amount of $839,000. Based on our historical cash burn and considering current revenues we believe the Company has adequate cash or cash equivalents to fund operations for the next three months. Although there can be no assurance we believe that investments being made in sales and marketing during the fourth quarter of 2005 and into the first quarter of 2006 will result in a significant increase in revenues during the second half of 2006.
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
Off-Balance Sheet Arrangements
          At March 31, 2006 and March 31, 2005, we did not have any relationships with uncombined entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Stock based compensation to employees and non-employees
Stock Based Compensation
          The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.
          The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.
          Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.
          As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company’s common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company’s results of operations was shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.
          Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.
          The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
          We presently do not have a formal employee stock compensation plan. During the three months ended March 31, 2006 and 2005, we issued 235,000 and zero shares, respectively of restricted stock to 13 employees in lieu of a cash bonus. No other stock, option or warrant compensation was provided to any officer or director. During January 2006, the Board of directors approved a formal employee stock compensation program. The plan will allow the Board to grant options to purchase up to 10,000,000 shares of our common stock. The plan is in the process of being drafted and reviewed for final adoption by the Board of Directors. We believe the adoption of the incentive stock option plan will allow us to attract qualified personnel to continue developing and integrating its business plan. During the three months ended March 31, 2006 we recorded stock compensation expense related to warrants issued to an employee totaling $123,773
Recently Issued Accounting Pronouncements
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

ITEM 3. CONTROLS AND PROCEDURES
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On March 21, 2006 we issued the aggregate total of 100,010 shares of common stock to 19 holders of our Redeemable Convertible Series A Preferred shares for payment of 4th quarter 2005 preferred dividends. The transaction was valued at $36,145.
          On March 21, 2006 we issued the aggregate total of 60,983 shares of common stock to 37 holders of our Convertible Series A Preferred shares for payment of 4th quarter 2005 preferred dividends. The transaction was valued at $22,041.
          On January 23, 2006 we issued 100,000 common shares to D. Paul Cohen for financial consultancy. The transaction was valued at $38,000
          On January 23, 2006 we issued 50,000 common shares to Gary Huber for sales consultant services. The transaction was valued at $19,000
          On January 23, 2006 we issued 50,000 common shares to Rick Ladendorf for sales consultant services. The transaction was valued at $19,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS

No.	Description

2.1	Agreement and Plan of Merger dated August 18, 2003.(7)

3.1	Articles of Incorporation.(6)

3.2	By-laws. (6)

3.3	Certificate of Designation of Series A 6% Convertible Preferred Stock. (6)

3.4	Certificate of Designation of Series B 6% Convertible Preferred Stock. (5)

10.1	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and David G. MacEachern, as the Employee. (1)

10.2	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and Scott Kapp, as the Employee.(1)

10.3	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and Frank H. Unruh, as the Employee. (1)

10.4	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and Kelly Konzelman, as the Employee. (1)

10.5	Employment Agreement dated February 27, 2004, between Hollywood Previews, Inc., as the Company, and Kevin Plate, as the Employee. (1)

10.6	Consulting Agreement dated July 3, 2003, between Hollywood Previews, Inc., as the Company, and IPublishing, Inc., as Consultant. (1)

10.7	Consulting Agreement dated July 3, 2003, between Hollywood Previews, Inc., as the Company, and Media Solutions Network LLC, as Consultant. (1)

10.8	Consulting Agreement dated July 3, 2003, between Hollywood Previews, Inc., as the Company, and Investment

No.	Description

Advisory Group, Inc., as Consultant. (1)

10.9	License Agreement and Use of Intellectual Properties Agreement between IPublishing and Hollywood Previews, Inc. as the Company dated April 5, 2003. (1)

10.10	Assignment and Alteration of License Agreement and Use of Intellectual Properties Dated December 12, 2003 between iMedia International, Inc. as the Company, and Hollywood Previews, Inc. and IPublishing, Inc. (1)

10.11	Stock Purchase Agreement Dated July 14, 2004 between the Company and Langley Park Investments, PLC.(2)

10.12	Form of Securities Purchase Agreement dated September 1, 2004, with MicroCapital Funds. (3)

10.13	Form of Convertible Bridge Note dated September 1, 2004, with MicroCapital Funds. (6)

10.14	Form of Warrant dated September 1, 2004, with MicroCapital Funds. (6)

10.15	Form of Registration Rights Agreement dated September 1, 2004, with MicroCapital Funds. (6)

10.16	Term Loan Agreement Dated April 22, 2004 between the Company and Augustine Fund, L.P.

10.17	Form of Purchase Agreement, dated as of May 23, 2005, between iMedia International, Inc., and the Purchaser of Series A 6% Convertible Preferred Stock. (6)

10.18	Registration Rights Agreement dated as of May 23, 2005, between iMedia International, Inc., and the Purchasers of Series A 6% Convertible Preferred Stock. (6)

10.19	Form of Long-Tern Warrant issued to the Purchasers of Series A 6% Convertible Preferred Stock. (4)

10.20	Form of Short Term Warrant issued to Crestview Capital Master Fund, LLC. (4)

10.21	Form of Purchase Agreement, dated as of August 22, 2005, between iMedia International, Inc., and the Purchaser of Series B 6% Convertible Preferred Stock. (6)

10.22	Registration Rights Agreement dated as of August 22, 2005, between iMedia International, Inc., and the Purchasers of Series B 6% Convertible Preferred Stock. (6)

10.23	Form of Warrant issued to holders of Series B 6% Convertible Preferred Stock. (5)

14.1	Code of Ethics for Principle Executive Officers and Chief Financial Officer. (1)

21.1	Subsidiaries of the Company. (1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(*)	Filed herewith

(1)	Previously filed as an exhibit to our Annual Report for the fiscal year ended December 31, 2003 filed with the Commission on March 23, 2004, and incorporated herein by this reference.

(2)	Previously filed as an exhibit to our Quarterly Report for the period ended June 30, 2004 filed with the Commission on August 23, 2004, and incorporated herein by this reference.

(3)	Previously filed as an exhibit to our Quarterly Report for the period ended September 30, 2004 filed with the Commission on November 19, 2004, and incorporated herein by this reference.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005, and incorporated herein by this reference.

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005, and incorporated herein by this reference.

(6)	Previously filed as an exhibit to our Annual Report for the fiscal year ended December 31, 2005 filed with the Commission on April 19, 2006, and incorporated herein by this reference.

(7)	Previously filed as an exhibit to our Registration Statement on Form SB-2, filed with the Commission on May 4, 2006, and incorporated herein by this reference.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
          Date: May 22, 2006

iMedia International, Inc.

By:	/S/ DAVID G. MACEACHERN

David G. MacEachern
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ ANTHONY J. FIDALEO

Anthony J. Fidaleo
Chief Financial Officer
(Principal Financial and Accounting Officer)