Form 10QSB
period 2006-06-30
IMEDIA INTERNATIONAL INC
filed 2006-08-18
CIK 1208498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Yes ☑ No ☐
Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of August 17, 2006: 73,154,739 common shares.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

iMedia International, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMEDIA INTERNATIONAL, INC.
CONDENSED COMBINED BALANCE SHEET

June 30,
2006
(Unaudited)
ASSETS
Current Assets
Cash	$66,693
Accounts receivable, net of allowance for doubtful accounts of $60,000	428,038
Work in process	59,947
Due from affiliate	5,331
Prepaid expense	9,601

Total current assets	569,610
Property and equipment, net	173,173

Total Assets	$742,783

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,753,771
Accrued liquidated damages	2,506,654
Deferred revenue and customer deposits	311,983
Warrant derivative liability	1,484,052

Total current liabilities	6,056,460

Series A — Convertible preferred stock subject to redemption, net of discount of $1,427,113	1,612,887

Commitments and contingencies
Shareholders’ Deficit
Preferred and common stock — affiliated company
Preferred stock — iPublishing, no par value, 6% dividend 5,000 units authorized 450 units issued and outstanding	71,196
Common stock — iPublishing, no par value 100,000 shares authorized, 30,000 shares issued and outstanding	—
Due from shareholder	(40,000)
Preferred stock — authorized 20,000,000 shares:
Series A — Convertible preferred stock subject to redemption, convertible into 7,600,000 shares of common, $0.001 par value, 6% dividend, authorized 7,200 shares: 3,040 shares issued and outstanding	—

Series B — Convertible preferred stock, net of offering costs of $1,098,468 convertible into 12,300,000 shares of common stock, $0.001 par value, 6% dividend through August 22, 2009, 9% dividend for the year ended August 22, 2010 and 14% thereafter, authorized 6,000 shares; 4,920 shares issued and outstanding	3,753,486
Common stock:

Common stock, $.001 par value, authorized, 500,000,000 shares; 73,154,739 issued and outstanding	73,155
Additional paid in capital	17,194,333
Accumulated deficit	(27,978,734)

Total Shareholders’ deficit	(6,926,564)

Total Liabilities and shareholders’ deficit	$742,783

The accompanying notes are an integral part of these condensed combined financial statements.

IMEDIA INTERNATIONAL, INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS — (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Net sales	$696,460	$1,700,886	$2,120,538	$2,147,351
Cost of sales	1,286,073	1,447,278	2,263,445	1,715,232

Gross profit (loss)	(589,613)	253,608	(142,907)	432,119

Operating expenses:
Selling and marketing	594,874	439,243	1,787,528	778,933
General and administrative	769,592	1,774,866	1,321,202	3,929,431
Operating expenses-related party	157,625	135,000	322,625	291,000

Total operating expenses	1,522,091	2,349,109	3,431,355	4,999,364

Loss from operations	(2,111,704)	(2,095,501)	(3,574,262)	(4,567,245)

Other (income) expense:
Net (gain) Loss on revaluation of warrant derivatives	(2,232,911)	2,428,952	(3,631,253)	2,428,952
Penalty on late filing of SB2	782,794	—	1,297,136	—
Warrants issued for extension on Convertible note payable	—	340,478	—	340,478
Interest on amortization of debt discount	—	31,551	—	126,204
Interest (income) expense, net	1,127	29,679	(6,370)	67,572
Loss on investment	—	6,436	—	149,913
Impairment loss on investment in available for sale securities	—	57,720	—	1,570,750

Total other (income) expense	(1,448,990)	2,894,816	(2,340,487)	4,683,869

Loss before provision for income taxes	(662,714)	(4,990,317)	(1,233,775)	(9,251,114)
Provision for income taxes	3,000	3,200	4,092	4,000

Net loss	(665,714)	(4,993,517)	(1,237,867)	(9,255,114)
Interest on fixed conversion feature and accretion of discount on Series A redeemable preferred stock	379,998	92,889	759,996	92,889
Preferred stock dividends Series A and B	119,400	18,746	238,800	18,746
Preferred stock dividends – iPublishing, an affiliated company	6,750	6,750	13,500	13,500

Net loss allocable to common shareholders	$(1,171,862)	$(5,111,902)	$(2,250,163)	$(9,380,249)

Net loss per common share allocated to common shareholders, Basic and Diluted	$(0.02)	$(0.07)	$(0.03)	$(0.14)

Weighted average common shares outstanding
Basic and Diluted	73,154,739	70,960,230	73,071,727	69,004,890

The accompanying notes are an integral part of these condensed combined financial statements.

iMedia International, Inc.
Condensed Combined Statement of Shareholders’ Deficit– (Unaudited)
For the Six months ending June 30, 2006

	Preferred Stock
	Affiliated
	Company
	iPublishing, Inc.		Preferred Stock						Additional
	(Note – 1)		Series B		Common Stock		Due from	Deferred	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shareholder	Compensation	Capital	Deficit	Total
Balance December 31, 2005	450	$71,196	4,920	$3,753,486	72,793,746	$72,794	($40,000)	($50,785)	$16,874,026	($25,728,571)	($5,047,854)

Reclassification of deferred compensation								50,785	(50,785)		—
Issuance of common stock for services					200,000	200			75,800		76,000
Issuance of common stock for accrued dividends on Series A preferred stock					160,993	161			25,961		26,122
Amortization of deferred compensation on warrants for services and Mark-to-Market adjustment									(32,034)		(32,034)

Accretion of debt discount on Series A redeemable preferred stock										(759,996)	(759,996)
Issuance of warrants for compensation									194,952		194,952
Issuance of warrants for services									4,564		4,564
Options issued to employees for compensation									90,475		90,475
Options issued to employees under incentive stock option plan									11,374		11,374
Issuance of Preferred Stock Dividends – iPublishing										(13,500)	(13,500)
Issuance of Preferred Stock Dividends Series A and B										(238,800)	(238,800)
Net loss										(1,237,867)	(1,237,867)

Balance June 30, 2006 - unaudited	450	$71,196	4,920	$3,753,486	73,154,739	$73,155	($40,000)	—	$17,194,333	($27,978,734)	$6,926,564

The accompanying notes are an integral part of these condensed combined financial statements.

IMEDIA INTERNATIONAL, INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS — (Unaudited)
For the Six months ended June 30, 2006 and 2005

	2006	2005
		(as restated)
Net loss	$(1,237,867)	$(9,255,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,139	24,296
Allowance for doubtful accounts	34,695	—
Loss on sale of investments	—	149,913
Unrealized loss on investment in available for sale securities	—	1,570,750
Change in warrant derivative due to revaluation	(3,631,253)	2,428,952
Options issued for employee compensation	90,475
Options issued to employees	11,374
Issuance of warrants for extension of notes payable	—	340,478
Issuance of additional warrants to investors	—	810,563
Issuance of warrants for services	199,516	83,584
Issuance of common stock for services	76,000	1,926,750
Common stock issued for extension of related parties notes payable	—	94,900
Net change in deferred compensation	(32,034)	(48,366)
Changes in assets and liabilities:
Accounts receivable	1,357,750	(880,412)
Work in process	(32,168)	(129,051)
Prepaid expenses and other assets	3,962	(245)
Accounts payable and accrued expenses	655,132	(10,985)
Accrued liquidated damages	1,297,136	—
Deferred revenue and customer deposits	221,543	123,260

Net cash used in operating activities	(951,601)	(2,770,727)

Cash flows from Investing activities
Purchase of equipment	(66,827)	(16,318)
Sale of investment in available for sale securities	—	209,261
Due to/from affiliates, net	(52,000)	26,398

Net cash (used in) provided by investing activities	(118,827)	219,341
Cash flows from financing activities
Common stock committed for interest on related party notes	—	(94,900)
Payments on notes payable	—	(1,000,000)
Payments on notes payable – related parties	(8,483)	(130,000)
Proceeds from notes payable — related parties	—	15,047
Proceeds from issuance of redeemable Series A preferred stock, net	—	2,712,393
Proceeds from issuance of common stock for cash	—	1,149,960
Dividend on Preferred Series A	(238,800)	(18,746)
Dividend on iPublishing preferred	(13,500)	(13,500)

Net cash (used in) provided by financing activities	(260,783)	2,620,254
Net change in cash	(1,331,211)	68,868
Cash, beginning of period	1,397,904	453,304

	2006	2005
		(as restated)
Cash, end of period	$66,693	$522,172

Supplemental disclosures of cash flow information:
Income taxes paid	$3,562	$3,200
Interest paid	$3,200	$67,571
Non-cash investing and financing activities:
Accretion of debt discount on Series A redeemable preferred stock	$759,996	$—
Issuance of common stock for accrued dividends on Series A preferred stock	$26,122	$—
The accompanying notes are an integral part of these condensed combined financial statements.

IMEDIA INTERNATIONAL INC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS – (Unaudited)
June 30, 2006
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
     The following events detail the evolution of the Company’s predecessor’s activities:
     On January 9, 2001, the members of CD Video Magazine, LLC, a California Limited liability company, unanimously ratified a plan or reorganization pursuant Section 351 to the Internal Revenue Service Code. Under the plan or reorganization, each member exchanged his/her membership interest into common stock of MOD Studios. MOD Studios produced CD media magazines for which it primarily generated advertising revenue. The main product was the Hollywood Previews Magazine, a highly interactive magazine which contains movie trailers and other upcoming movie events.
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
     The shareholder contributed the repossessed property and equipment and intellectual property to iPublishing in exchange for 450 shares of Series A Preferred stock valued at $71,196. The transaction was accounted for at the carry-over basis of the related assets. As such iPublishing has recorded the assets at the transferred cost of $71,196.
     iPublishing licensed to HPI the exclusive rights to use iPublishing’s intellectual property. iPublishing receives annual royalties for each CD distributed. In addition, iPublishing sold the physical assets to HPI in exchange for a note receivable with a value of $71,196.
     During the second quarter of 2006, as part of the negotiations between the Company and the Secured note holders (see subsequent event, note11) the 3 shareholders of iPublishing agreed to defer receipt of and cash payments from the Company until such time as the secured debt is paid in full.
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

     Accordingly, the Company has determined the effect of the correction on its previously issued financial statements and has recorded the cumulative effects in the Combined Statement of Stockholders Equity (Deficit) in accordance with SFAS 154 and has restated the financial statements as of and for the six months ended June 30, 2005 to include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. In addition the Company has restated the financials as of and for the three, six and nine month periods ended March 31, June 30, September 30, 2004 and the year ended December 31, 2004 to incorporate the aforementioned combining of iPublishing along with the reclassification of the mandatory redeemable convertible preferred stock as mezzanine financing and related accretion of discount and the dividends on the Series A redeemable preferred stock as an adjustment in the calculation of the net loss available to common shareholders.
     The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, provision for taxes, interest on amortization of debt discount, interest net, warrants issued for extension, loss on warrant derivative, loss on sale of investment , impairment loss, provision for taxes, net loss, accretion of debt discount, dividends, net loss allocable to common shareholders, basic and diluted loss per common share, cash, accounts receivable, due from affiliate, accounts payable and accrued expenses, Note – payable related party, warrant derivative, redeemable convertible preferred stock, preferred stock iPublishing, common stock, deferred compensation, due from shareholder, additional paid in capital, and accumulated deficit as of and for the three months ended June 30, 2005 is as follows:

	Three Months Ended
	June 30, 2005
	As
	Originally	Restatement	As
	Reported	Adjustments	Restated
Net sales	$1,700,886	$—	$1,700,886
Cost of sales	1,447,278	—	1,447,278
Gross profit (loss)	253,608	—	253,608
Operating expenses	2,103,951	245,158	2,349,109

Interest on amortization of debt discount	—	31,551	31,551
Interest, net	510,025	(480,346)	29,679
Warrants issued for extension on convertible note payable	329,105	11,373	340,478
Loss on warrant derivative	—	2,428,952	2,428,952
Loss on sale of investment	6,436	—	6,436
Impairment loss on investment in available-for-sale securities	57,720	—	57,720
Provision for taxes	2,400	800	3,200

Net loss	(2,756,029)	(2,237,488)	(4,993,517)
Accretion of debt discount on Series A redeemable preferred stock	—	(92,889)	92,889
Dividends – preferred stock	—	(25,496)	25,496

Net loss allocable to common shareholders	$(2,756,029)	$(2,355,873)	$(5,111,902)

Loss per common share from operations
Basic and diluted	$(0.04)	$0.03	$(0.07)

Cash	$436,618	$85,554	$522,172
Accounts receivable	884,237	56,224	940,461
Due from affiliate	129,051	(65,669)	63,382
Accounts payable and accrued expenses	818,885	(121,927)	940,812
Note payable — related party	—	(4,673)	4,673
Warrant derivative	—	(4,704,268)	4,704,268
Redeemable convertible preferred stock	108,317	15,428	92,889
Preferred stock – iPublishing	—	(71,196)	71,196
Common stock	71,347	—	71,347
Deferred Compensation	(865,666)	(216,408)	(649,258)
Due from Shareholder	—	40,000	(40,000)
Additional Paid in Capital	17,176,225	2,586,740	14,589,485
Accumulated deficit	$(15,521,181)	$2,400,196	$(17,921,377)

     The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, provision for taxes, interest net, warrants issued for extension, loss on warrant derivative, loss on sale of investment , impairment loss, provision for taxes, net loss, dividends, net loss allocable to common shareholders, basic and diluted loss per common share, cash, accounts receivable, due from affiliate, accounts payable and accrued expenses, Note – payable related party, warrant liability, Mandatory redeemable convertible preferred stock, preferred stock iPublishing, common stock, deferred compensation, due from shareholder, additional paid in capital, and accumulated deficit as of and for the six months ended June 30, 2005 is as follows:

	Six Months Ended
	June 30, 2005
	As
	Originally	Restatement	As
	Reported	Adjustments	Restated
Net sales	$2,147,351	$—	$2,147,351
Cost of sales	1,715,232	—	1,715,232
Gross profit (loss)	432,119	—	432,119
Operating expenses	4,266,126	733,238	4,999,364
Interest, net	642,571	(574,999)	67,572
Interest on amortization of debt discount	—	126,204	126,204
Warrants issued for extension on convertible note payable	768,924	(428,446)	340,478
Loss on warrant derivative	—	2,428,952	2,428,952
Loss on sale of investment	149,913	—	149,913
Impairment loss on investment in available-for-sale securities	1,570,750	—	1,570,750
Provision for taxes	3,200	800	4,000

Net loss	(6,969,366)	(2,285,748)	(9,255,114)
Accretion of debt discount on Series A redeemable preferred stock	—	(92,889)	92,889
Dividends – preferred stock		(32,246)	32,246

Net loss allocable to common shareholders	$(6,969,366)	$(2,410,882)	$(9,380,249)

Loss per common share from operations
Basic and diluted	$(0.10)	$0.04	$(0.14)
Cash	$436,618	$85,554	$522,172
Accounts receivable	884,237	56,224	940,461
Due from affiliate	129,051	(65,669)	63,382
Accounts payable and accrued expenses	818,885	(121,927)	940,812
Note payable — related party	—	(4,673)	4,673
Warrant derivative	—	(4,704,268)	4,704,268
Redeemable convertible preferred stock	108,317	15,428	92,889
Preferred stock – iPublishing	—	(71,196)	71,196
Deferred Compensation	(865,666)	(216,408)	(649,258)
Common stock	71,347	—	71,347
Due from Shareholder	—	40,000	(40,000)
Additional Paid in Capital	17,176,225	2,586,740	14,589,485
Accumulated deficit	$(15,521,181)	$2,400,196	$(17,921,377)

3. GOING CONCERN
     For the six months ended June 30, 2006 the accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has consistently experienced net losses. During the six months ended June 30, 2006 the Company incurred a net loss of $1,237,867, used $951,601 in cash from operations and had negative working capital of $5,486,850 and has an accumulated deficit of $27,978,734 as of June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
     As of June 30, 2006 our cash balance was approximately $67,000 and we had receivables in the amount of approximately $428,000. On August 7, 2006, the Company issued a series of promissory notes to certain investors, for an aggregate principal amount of $3,650,000 see (note11). Based on the infusion of cash from the note, our historical cash burn rate and considering current revenues we believe the Company has adequate cash or cash equivalents to fund operations for the next six months. Although there can be no assurance, we believe that investments being made in sales and marketing commencing during the fourth quarter of 2005 and into the first quarter of 2006 will result in a significant increase in revenues during the second half of 2006.
     During January 2006 we secured a $2.5 million factoring line of credit which we can borrow against eligible accounts receivable. The line expired without the Company making any borrowings from inception during June 2006 and the Company presently has no additional open lines of credit.
     On August 7, 2006, the we issued a series of promissory notes to certain investors, for an aggregate principal amount of $3,650,000, with each note bearing interest at the rate of 14% per annum (collectively, the “Notes”). Unless demanded earlier, the Notes are due and payable on December 31, 2006, see note11.
     We currently have no additional borrowings available to us under any credit arrangement, and we are continuing to look for additional financing. Adequate funds may not be available or may not be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.
4. BASIS OF PRESENTATION
Interim Financial Information
     The combined financial information as of June 30, 2006 and for the three months and six months ended June 30, 2006 is unaudited and reflects all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. The combined results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future period. These financial statements and accompanying footnotes should be read in conjunction with the Company’s financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
     As discussed further under liquidated damages in note 8, the Company is in the process of responding to comments from the Securities and Exchange Commission regarding, among other issues, the accounting for warrants issued in conjunction with the Preferred Series A and B. The outcome of such discussions with the Commission may result in adjustments to certain amounts reported in financial statements issued for the quarterly period ended June 30, 2005 and subsequent periods. These Adjustments could affect the presentation and classification of amounts and costs relating to certain equity based instruments and on the Company’s balance sheet and statement of operations. However, the Company currently believes that if such adjustments are made, its report of cash flows will be unaffected.
     The Company’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.
5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Combination
     The combined financial statements of iMedia International Inc., as of June 30, 2006 include the accounts of the Company and its wholly owned subsidiaries Hollywood Previews, Inc. (a California corporation), iMedia US, LLC (a California limited liability company), iMedia Nevada, LLC (a Nevada limited liability company) and iPublishing, Inc. (a California Corporation) an affiliated company. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
     In accordance with EITF Issue 99-19 the Company records sales net of outside advertising agency fees. For the three and six months ended June 30, 2006 and 2005 there were no advertising agency fees used to offset sales.
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
     The Company excluded 42,049,705 in outstanding options and warrants, 7,600,000 and 12,300,000 in potential common shares from the to be issued from the conversion of Series A and B Preferred Stock for the three and six months ended June 30, 2006, and 25,045,398 in warrants and 7,600,000 in potential common shares from the Series A Preferred Stock from the computation of diluted net loss per share for the three months and six months ended June 30, 2005,because the effect would have been anti-dilutive.
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
Concentrations and Uncertainties
Major Customers and Suppliers
We continue to expand and diversify our customer and marketing base to reduce the risk associated with sales concentration on any one or group of clients or markets. During the three months and six months ended June 30, 2006, six and nine major customers accounted for 99% and 99% of total net sales, respectively, whereas for the three months and six months ended June 30, 2005 three and four major customers accounted for 70% and 76% of total net sales, respectively. For the three and six months ended June 30, 2006 two major vendors accounted for 99% and 99% of purchases, respectively, whereas for the three months and six months ended June 30, 2005, one major vendor accounted for 90% and 92% of purchases, respectively.

     Although nine customers accounted for the majority of the Company’s net sales during the quarter and, certain of the customers are repeat business, management does not believe we have a concentration of credit risks. On a quarterly basis we generally have a few large orders from our customers; we do not necessarily have orders from the same customers for each quarter. We continue to be dependent upon third party suppliers for the manufacturing of our goods and products. Presently we outsource our disc manufacturing and printing to a variety of vendors in strategic geographic areas. Printing and disc manufacturing is a commodity industry, and should it be necessary, these suppliers can be easily replaced without detrimentally affecting the Company.
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
     Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognizes the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.
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
     The total stock based compensation expense for the three months and six months ended June 30, 2006 was $173,208 and $296,801, respectively. As of June 30, 2006, the value of the unvested portion of previously granted stock option awards was $267,036, which will be amortized as compensation cost as the options vest. The fair value of warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Six Months
Ended
June 30, 2006
Dividend yield	—
Risk-free interest rate	5.02% - 5.13%
Expected volatility	110.68 - 116.06%
Expected life of options	3 years
There were no warrants or options granted during the three months and six months ended June 30, 2005, nor did any warrants or options vest during the same period. Accordingly, no proforma information for June 30, 2005 is required.
Liquidated damages – registration rights
     The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) has issued Summary No. 1 relating to issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”. Issue No. 05-4 has not yet been adopted, but considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.
     The Company considers the liquidated damages provision in our various security instruments to be combined with our registration rights and conversion derivatives, and we do not account for the provision as a separate liability. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.
Reclassifications
     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
SFAS No. 154
     In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have used the guidance from SFAS 154 in preparing the financial statements included herein (see note 2).
6. ACCOUNTS RECEIVABLE LINE OF CREDIT
     During January 2006 we secured a $2.5 million factoring line of credit. Under the terms of the agreement we could sell conforming accounts receivable balances to the lender in return for 70% of the face value of the receivable. The lender was to “hold back” 29% and retain 1% as a discount. The discount was subject to increases depending on when the factor receives payment on the receivable. In addition the borrowed amounts are charged interest at prime plus 1%. We anticipated utilizing the line to fund upfront costs of expected future contracts. The line expired without the Company making any borrowings from inception during June 2006 and the Company presently has no additional open lines of credit.
7. PREFERRED STOCK
     The Company is authorized to issue 20,000,000 shares of preferred stock. The following types of preferred stock have been issued:

Series A — Redeemable Convertible Preferred Stock
     On May 23, 2005, the Company’s Board of Directors authorized the issuance of 7,200 shares of Series A Preferred Stock. On the same date, the Company entered into a Purchase Agreement with several accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, 3,040 shares of Series A Preferred Stock for an aggregate of $3,040,000. The Series A Preferred Stock has required redemption at the end of two years from its issuance date. The Series A Preferred Stock are convertible at any time after the date of issuance by the holder and as such the redemption is considered conditional (i.e., the holder can convert before the shares are redeemed). Pursuant to ASR 268 and EITF Topic D-98 together with rule 5.02.28 of Regulation S-X the Preferred Stock is classified as mezzanine financing on the balance sheet. Net proceeds received by the Company after closing costs of $327,047, was $2,712,953. The $327,047 of closing costs has been reflected as discount on the preferred and is being accreted as a preferred stock divided.
     The Series A Preferred Stock contains certain conversion features and 16,217,950 warrants at varying terms and exercise prices were issued in conjunction with the Preferred Stock pursuant to the Purchaser’s respective purchase agreements, comprised of 13,600,000 detachable warrants and 2,617,950 commission warrants. Based upon the existence of these features, the Company determined that a discount was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the beneficial conversion feature. Therefore the Company recorded a discount of $2,712,953 relating to the issuance of the warrants. The detachable warrants were recorded as a warrant derivative on the balance sheet (see warrant derivative below) and the commission warrants were recorded in stockholders equity on the balance sheet.
     The discount has been recorded as a valuation allowance against the Series A Preferred Stock and is being amortized to retained earnings as a dividend over the redemption feature of 24 months. For the three months and six months ended June 30, 2006 amortization of the discount recorded to retained earnings is $379,998 and $759,996, respectively. The Company recorded and accrued Series A Preferred Stock dividends of $45,600 and $91,200, respectively, during the three and six months ended June 30, 2006. In payment of such dividends accrued as of December 31, 2005, during the three months and six months ended June 30, 2006 the Company issued 100,010 shares of common stock valued at ($5,025). During 2005 the Company overpaid accrued dividends and corrected the overpayment by reducing the number of shares issued during the first quarter of 2006 for the fourth quarter of 2005 dividend payment. Due to the timing and nature of the VWAP calculations used in determining the quantity of shares to issues in lieu of cash to pay dividends resulted in a net prepaid amount of dividends as of December 31, 2005.
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
     The Company recorded and accrued Series B Preferred Stock dividends of $73,800 and $147,600, respectively, during the three months and six months ended June 30, 2006. In payment of such dividends accrued as of the year ended December 31, 2005 the Company issued 60,983 shares of common stock valued at $31,160.
Liquidated damages
     As discussed above during 2005 the Company closed financings for its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. As part of the terms and conditions of the respective registration rights agreements the Company is required to pay certain liquidated damages at 2% plus 18% interest for unpaid damages first for a delay in filing the registration statement and then for a delay in the effective date. During 2005 the Company elected to withhold the filing of its registration statement for its Series A Preferred Stock and warrants until it could close on its Series B Preferred Stock offering. Therefore, the Company did not file its registration statement until September 29, 2005. In accordance with the Series A Preferred Stock agreement liquidated damages were assessed as the registration was not filed by July 7, 2005. As such, the Company was 84 days late in filing its registration statement. During 2005 the Company paid $50,400 in cash and issued 335,686 shares of common stock valued at $119,840 for a combined $170,240 associated with liquidated damages for filing its registration statement late. In addition during 2005 the Securities and Exchange Commission (“Commission”) elected to review the document and submitted questions to the Company for response. During the course of responding to the Commissions questions the financial statements included in the document have gone stale pursuant to SEC rules and the registration statement cannot go effective. As such, the Company replaced the stale financial statements with the audited 2005 financials and responded to the Commissions questions on May 4, 2006. On June

6, 2006 the Company received additional questions from the Commission relating the Company’s responses to the Commissions first inquiry submitted May 4, 2006. Since the receipt of the additional questions management was in the process of negotiating and closing the secured debt (see note11) and had limited financial and personnel resources to complete its responses to the additional questions. As such, with guidance from counsel based on their most recent experience in such matters we should anticipate at least an additional 90 days from the date of response to fully resolve the Commissions questions resulting in an effective registration statement. Accordingly, based on guidance from council and due to our limited available resources we have estimated and accrued an additional $625,570 in estimated liquidated damages and $157,224 in related interest expense for a combined total of $782,794 for the three months ended June 30, 2006 based on our best estimate that the document will be cleared by the Commission to go effective during December of 2006. At June 30, 2006 we have accrued liquidated damages totaling $2,506,654.
     The Company is in the process of responding to comments from the Commission regarding, among other issues, the accounting for warrants issued in conjunction with the Series A and B Preferred Stock. The outcome of such discussions with the Commission may result in adjustments to certain amounts reported in financial statements issued for the quarterly periods ended June 30, 2005 and subsequent periods. These adjustments could affect the presentation and classification of amounts and costs relating to certain equity based instruments and on the Company’s balance sheet and statement of operations, however, the Company currently believes that if such adjustments are made, its report of cash flows will be unaffected.

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

     The warrants are classified as a liability rather than equity because the respective registration rights agreements for the Series A Preferred Stock and Series B Preferred Stock have certain terms and conditions whereby the Company is required to pay liquidated damages at 2%, in cash for a delay in the effective date of the registration statement. The outstanding warrants are fair valued each reporting period and the warrant liability adjusted accordingly. At the dates of warrant issuance the estimated fair value of $2,275,316 for Series A Preferred Stock and $2,306,052 for Series B Preferred Stock was recorded as a total warrant liability of $4,581,568 on the consolidated balance sheet. At December 31, 2005 the total fair value of the warrant liability was estimated to be $5,115,306 and the net increase of $533,737 in warrant derivative was recorded as a loss on derivative instruments in the combined statement of operations, The increase in the warrant derivative was due primarily to the decrease in Company’s common share price from the date of issuance of $0.89 and $0.52 per common share respectively compared to $0.24 per common share at December 31, 2005 offset by the limitation to the net value of the preferred stock since the initial warrant value was greater then the proceeds of the preferred stock offering after cash expenses and warrants for commissions.
     During the three months and six months ended June 30, 2006 a net decrease of $2,232,911 and $3,631,253, respectively, was recorded as a gain on derivative instruments in the combined statement of operations. The decrease in the warrant liability for the three months ended June 30, 2006 was primarily due to the decrease in the company’s closing stock price from $0.23 on March 31, 2006 to $0.12 on June 30, 2006, and the shorter term remaining on the period to exercise the warrants. The decrease in the warrant liability from $5,115,306 at December 31, 2005 to $1,484,052 at June 30, 2006 was primarily due to the decrease in the volatility of the Company’s common stock during the rolling 56 week periods used for the calculation at December 31, 2005 compared to March 31, 2006, the change in the Company’s stock price from $0.23 on March 31, 2006 to $0.12 on June 30, 2006, and the shorter term remaining on the period to exercise the warrants.
     During the three months and six months ended June 30, 2005 a net increase of $2,428,952 and $2,428,952, respectively, was recorded as a loss on derivative instruments in the combined statement of operations. The increase in the warrant liability for the three month’s and six months ended June 30, 2005 was primarily due to a one time increase in the liability from the initial recording of the liability at May 23, 2005 which was based on a fair market warrant value of $9,539,957, using the Black-Scholes pricing model, limited to the estimated fair value of the warrants of $2,275,316 resulting in a $7,264,641 difference. Accordingly, the initial revaluation at June 30, 2006 was a net decrease in warrant liability of $4,835,689 offset by the $7,264,641 difference for a one time loss of $2,428,952. The decrease in the warrant liability for the six months ended June 30, 2005 was primarily due to the decrease in the stock closing exercise price from $0.89 on May 23, 2005 to $0.46 on June 30, 2005.
Preferred Stock – iPublishing Inc.
     Total number of preferred units authorized is 5,000 of which 450 units are issued and outstanding. 1,000 of these units are designated as Series A. These preferred units have a par value of $1,000 per unit and a cumulative annual dividend of 4.5%. The Series A units shall be callable by the Company at any future time at par value provided that the cumulative annual dividend has been either paid in full; converted to common or preferred units; or waived by the shareholder holding the Series A preferred units. For the three months ended June 30, 2006 and 2005 the Company issued dividends of $6,750 and $6,750, respectively. For the six months ended June 30, 2006 and 2005 the Company issued dividends of $13,500 and $13,500, respectively.

8. COMMON STOCK
Common Stock and Warrants Registered
     On September 28, 2005 the Company filed an registration statement on Form SB-2 with the Commission to register for resale by certain selling shareholders 64,258,787 common shares, The number of shares registered under that prospectus would represent approximately 87% of the total common stock outstanding, assuming conversion of the Series A Preferred Stock, the Series B Preferred Stock and upon issuance of the common stock being registered hereunder that is issuable upon exercise of our warrants. A total of 23,360,000 common shares are being registered in conjunction with outstanding warrants, and 6,043,487 common shares in conjunction with an agreement to pay accrued liquidated damages to our Series A and B preferred holders. None of these 29,567,854 shares have been issued, and/or may never be issued if (1) the underlying warrants expire un-exercised, or (2) if the accrued liquidated damages are waived by the holders, or negotiated lower or paid in cash by the Company. The number of shares ultimately offered for sale by the selling security holders is dependent on whether and to what extent such holders convert their shares of Series A Preferred Stock or the Series B Preferred Stock, or exercise their warrants. As of August 18, 2006 the registration statement has not been declared effective.
     On November 8, 2005 the Company received a comment letter from the Commission with respect to its registration on Form SB-2 filed on September 28, 2005. As part of that comment letter the Commission required, among other things, further clarification on the accounting for the Company’s Series A Preferred Stock and the accounting for previous investments in other entities. As a result of the comments with respect to the SB-2 the Company amended previously filed financial statements (see note 2) and may be required to amend this Quarterly Report on Form 10-QSB. On May 4, 2006 the Company responded to the Commission’s comments to same. On June 6, 2006 the Company received an additional comment letter from the Commission with respect to its amended registration statement on Form SB-2/A filed on May 4, 2006. In its second comment letter the Commission required, among other things, further clarification on the accounting for the Company’s Series A and B Preferred Stock, clarification of disclosures on related party transactions with regards to management fee arrangements and a recommendation to use language that is less promotional in nature throughout the document . As a result of the comment process with respect to the SB-2/A the Company amended previously filed financial statements (see note 2) and may be required to amend this Report on Form 10-QSB.
Common Stock Issued for Services and Other
During the six months ended June 30, 2006, the Company issued the following shares of common stock:
     Between January 1 and March 31, 2006 the Company issued 200,000 restricted common shares valued at $76,000 to consultants for services and 160,993 restricted common shares as payment on Series A and B Preferred Stock for the fourth quarter dividend due on March 1, 2006, valued at $26,122.
9. WARRANTS
Compensation Warrants
     During the six months ended June 30, 2005 the Company issued a total of 850,000 warrants to purchase common stock originally valued at $665,979 as consideration for services provided, as follows:
     In January, 2005, the Company issued five year warrants to purchase 350,000 shares of its common stock to a consultant for advisory services for a two year term at an exercise price of $.40 per share. The common stock price at issue was $1.10. Total value of these warrants at March 31, 2005 is $312,365.
     The warrants are revalued each quarter during the term of the agreement quarter using the Black-Scholes method. For the quarter ended June 30, 2006 the warrants were revalued at a total of $21,925 using the following assumptions: 108.71% volatility, $0.12 share price, risk free interest rate of 5.10% and zero dividend yields. As of June 30, 2006, $5,938 of deferred compensation associated with these warrants is on the balance sheet of the Company. As a result of the warrants being revalued at a lower value at June 30, 2006 compared to the balance at March 31, 2006, the accumulated deferred compensation expense at June 30, 2006 was lower than the balance at March 31, 2006. The warrants were also revalued at a lower value at March 31, 2006 compared to the balance at December 31, 2005, resulting in the accumulated deferred compensation expense at March 31, 2006 being lower than the balance at December 31, 2005. Thus, for the three months and six months ended June 30, 2006 the Company amortized negative deferred compensation of ($15,798) and ($17,006), respectively.
     In March, 2005, the Company issued three year warrants to purchase 500,000 shares of its common stock to a consultant for marketing services for a one year term at an exercise price of $1.00 effective March 29, 2005. The common stock price at issue was $1.03. Total value of these warrants at March 31, 2005 is $353,614.

     The warrants are revalued each quarter using the Black-Scholes method. For the quarter ended March 31, 2006 the warrants were revalued at a total of $29,742 using the following assumptions of 108.6% volatility, $0.23 share price, risk free interest rate of 4.82% and zero dividend yields. As a result of the warrants being revalued at a lower value at March 31, 2006 compared to the balance at December 31, 2005, the accumulated deferred compensation expense at March 31, 2006 was lower than the balance at December 31, 2005. Thus, for the three months ended March 31, 2005 the Company amortized negative deferred compensation of ($15,028). The warrants were not revalued at June 30, 2006, as the term had expired March 31, 2006, thus the warrants are fully expensed and related deferred compensation fully amortized as of June 30, 2006.
     In March 2006 and June 2006 the Company issued warrants to purchase 21,982 and 20,728 shares of the Company’s common stock to a consultant for commissions on sales for a two year term, at exercise prices of $0.15 and $0.19 effective March 31 and June 30, 2006, respectively. The value of the warrants was calculated using the Black-Scholes method and was recorded as compensation of $3,376 and $1,188 during the three and six months ended March 31, 2006 and June 30, 2006 and is included in Selling and Marketing expense in the accompanying financial statements. The warrant values were calculated using the Black-Scholes method using the following assumptions of 109% and 109% volatility, $0.23 and $0.15 share price, risk free interest rate of 4.82% and 5.16%, and zero dividend yield, respectively.
     In accordance with SFAS 123 and 148 the following table summarizes activity regarding the Company’s outstanding warrants for the six months ended June 30, 2006:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	44,321,710	$0.60
Issued	42,710	$0.17
Exercised	—
Forfeited	(6,524,427)	$1.08

Outstanding at June 30, 2006	37,839,993	$0.51

Warrants exercisable at December 31, 2005	44,321,710	$0.60
Warrants exercisable at June 30, 2006	37,839,993	$0.51
     All warrants and options have been recorded as compensation expense (or deferred compensation) and additional paid-in- capital.
Employee stock compensation program
     During January 2006, the Board of directors approved a formal employee stock compensation program. The plan will allow the Board to grant up to 10,000,000 options to purchase the Company’s common stock. The plan is in the process of being drafted and reviewed for final adoption by the Board of Directors. Once the plan is finalized the options committed via deal memorandums with the President of Newspaper Syndication and the Chief Financial Officer will be completed. Options and warrants issued under the stock compensation plan are required to have approval by at least 2 independent board members. As of this writing management is actively pursuing its business plan which contemplates amongst other things the attainment of a majority of independent board members. In addition it is intended for the plan to be approved by a vote of the holders of the Company’s Common stock within 12 months.
     During June 2006, certain highly compensated employees and consultants were asked to defer part of their compensation in order to preserve cash for operations until the $3.65 million secured debt financing (see note11) could be completed. At the time it was uncertain if financing could be obtained, as such, the employees’ and consultants’ deferred compensation was at risk. In an effort to entice the participants to continue to perform their critical duties on behalf of the Company the Board of Directors approved and the employees and consultants were granted 1,109,712 options valued as $90,475, subject to the above noted requirements of the stock compensation program. It is the Company’s intention to have these options issued under the aforementioned plan. If the plan cannot be approved in a timely manner, management is obligated to negotiate with the employees and consultants in good faith to provide an equivalent amount of compensation. Although the options were granted subject to the above noted restrictions management has opted to record the transactions as if the plan were formally approved. The options are fully vested and exercisable upon issuance.

     During the three months and six months ended June 30, 2006 we recorded stock compensation expense related to options issued to employees and full-time consultants under the plan totaling $173,028 and $296,801, respectively. During the three months and six months ended June 30, 2005 the Company did not grant any stock options to employees.

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	3,000,000	$0.31

Issued	1,209,712	0.13
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2006	4,209,712	$0.26

Options exercisable at December 31, 2005	—	$—

Options exercisable at June 30, 2006	1,609,712	$0.19
The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding at June 30, 2006			Options Exercisable at June 30, 2006
		Weighted
		Average	Weighted
Range of	Number of	Remaining	Average	Number of	Weighted
Exercise	Shares	Contractual	Exercise	Shares	Average
Prices	Outstanding	Life (years)	Price	Exercisable	Exercise Price
$0.01 — $0.24	2,209,712	2.99	$0.18	1,109,712	$0.12
$0.25 — $0.49	2,000,000	2.22	$0.35	500,000	$0.35

	4,209,712			1,609,712

10. RELATED PARTY TRANSACTIONS
Licensing Agreement
     iPublishing, Inc. licensed to iMedia International Inc. the exclusive rights to use its intellectual property. iMedia International, Inc. is obliged to pay iPublishing a royalty of 5% of the gross margin, defined as gross revenues less cost of goods, associated with revenue earned that uses or relies upon the Licensor’s intellectual property in any form. During the three months ended June 30, 2006 and 2005 the Company recorded royalties of ($15,337) and $12,864, owed to iPublishing. The negative royalty expense for the three months ended June 30, 2006 is a result of a negative gross profit (as defined). Royalties are recorded on a cumulative basis each quarter for the fiscal year. As a result, the year-to-date gross profit was reduced, thus reducing the year-to-date royalties owed. During the six months ended June 30, 2006 and 2005 the Company recorded royalties of $12,336 and $21,790, respectively to iPublishing. These royalties were eliminated in consolidation.
     Licensor may not sell, provide or otherwise assign a similar license to any other company, nor become a competitor for as long a period of time as iMedia International Inc. remains in operation. There are no minimum performance stipulations in the License Agreement. The license term is for ninety-nine years beginning April, 2003.

     During the second quarter of 2006, as part of the negotiations between the Company and the Secured note holders (see subsequent event, note 11) the 3 shareholders of iPublishing agreed to defer receipt of and cash payments from the Company until such time as the secured debt is paid in full.
Executive Compensation paid to Affiliate
     In lieu of salaries to the three founding executive officers Messrs. David MacEachern, Scott Kapp and Frank Unruh, as Chief Executive Officer, President and Chief Operating Officer (formerly Chief Financial Officer), respectively, for the three months ended June 30, 2006 and 2005, the Company paid iPublishing management fees of $185,000 and $150,000, respectively. For the six months ended June 30, 2006 and 2005, the Company paid iPublishing management fees of $350,000 and $292,500, respectively. In order for the officers to take advantage of certain tax benefits for the three months ended June 30, 2006 and 2005, iPublishing in turn paid $157,625 and $135,000, respectively to a personal service corporation owned by the three executives noted above. For the six months ended June 30, 2006 and 2005, iPublishing paid $322,625 and $291,000, respectively to the personal service corporation noted above. These payments are recorded as management compensation expense in the accompanying statement of operations for the three months and six months ended June 30, 2006 and 2005.
     The Company entered into consulting and independent contractor agreements on July 15, 2003 with companies owned by its shareholders, Investment Advisory Group, Inc. and Media Solutions Network, LLC, wholly owned by Kelly Konzelman, our Executive Vice President and Kevin Plate, our Executive Vice President of Sales and Business Development for our primary subsidiary iMedia US LLC, respectively. Each agreement specifies monthly payments of $13,500 for management services for a total of $27,000 per month. The Company may terminate the agreements upon 30-days written notice. Total management fees paid for the three months ended June 30, 2006 and 2005, to Investment Advisory Group, Inc. were $40,500 and $40,500, respectively. Total management fees paid for the six months ended June 30, 2006 and 2005, to Investment Advisory Group, Inc. were $81,000 and $81,000, respectively. Total management fees paid for the three months ended June 30, 2006 and 2005 to Media Solutions Network, LLC were $40,500 and $40,500, respectively Total management fees paid for the six months ended June 30, 2006 and 2005 to Media Solutions Network, LLC were $81,000 and $81,000, respectively.
Due from Shareholder through iPublishing
     The Company’s Chief Executive Officer, David MacEachern, was advanced approximately $55,000 for personal expenses during the year ended December 31, 2004 from iPublishing an affiliated privately held combined entity. During the year ended December 31, 2005 approximately $15,000 was repaid leaving an ending amount due of $40,000. The amounts due are expected to be repaid out of royalties received and distributed to Mr. MacEachern through his ownership in iPublishing, however there have been no royalty payments received during 2006, and accordingly, no repayments from Mr. MacEachern since December 31, 2005. In addition the royalties payable to iPublishing have been suspended (see licensing agreement above). In addition, there is no formal repayment agreement and there have been no amounts repaid since the first quarter of 2005, accordingly, the receivable has been classified as a contra-equity in the balance sheet.
11. Significant Subsequent Event
     On August 7, 2006, the Company issued a series of promissory notes to certain investors, for an aggregate principal amount of $3,650,000, with each note bearing interest at the rate of 14% per annum (collectively, the “Notes”). Unless demanded earlier, the Notes are due and payable on December 31, 2006.
     The Company and its subsidiaries and the Note Holders also entered into a Security Agreement pursuant to which both the Company and its subsidiaries pledged all of their assets in order to secure timely repayment of the Notes.
     In addition, the 3 principal founders (the “Founders”) of the Company entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the Note Holders, pursuant to which the Founders pledged all of their shares of the Company’s common stock, and any distributions or proceeds generated therefrom, as security for the timely repayment of the Notes.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
CAUTIONARY STATEMENTS
     You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Commission.
FORWARD LOOKING STATEMENTS
     Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof.
     This report, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
     Through these series of transactions, iMedia International eventually became the exclusive licensee and producer of interactive CD-ROM’s and the publisher of Hollywood Previews Entertainment iMagazine.
     Our business model is to exploit opportunities in the digital media industry, especially as digital media continues to affect traditional print advertising and publishing. To accomplish its goals, the Company publishes and distributes it proprietary, branded digital CD-ROM interactive video magazine Hollywood Previews, and custom CD-ROM multi-media marketing discs which it produces for clients on a custom basis.
     In addition to delivering pre-produced advertising messages, we also create a variety of interactive multi-media content consisting of audio, video, animations, still photography and Internet web links. We use this content to produce our own proprietary digital publications (our iMagazines™) such as Hollywood Previews™. This interactive iMagazine is now beginning to be distributed in major metropolitan newspapers.
     A key feature and proprietary aspect of our technology is our ability to measure and record the navigation of a consumer (who is connected web via a broadband connection) while they view our productions. Our permission-based reporting system does not use cookies or download spy ware to the user’s computer. With this system, we can record the time and day a consumer puts our disc in, how long they viewed it, what content and which advertisements they viewed, and even how long they may have watched a video or commercial before moving on. Each user must agree to “opt-in” via our license agreement wherein we disclose that the session will be measured. Further, we do not collect any personal data such as names or addresses or e-mail addresses, unless the user desires to provide us with this information. We can then track and compile this navigation data through our in-house servers, and can sort the data gathered by time of day, zip code, city, or state. We know immediately which content or advertisements are the most popular and, conversely, which content or advertisement the consumer liked least. We then make available an online report to our advertisers or sponsors showing the effectiveness of their campaign, instantly and in real-time.

     We began distribution of Hollywood Previews in the Dallas Morning News on Sunday, April 30, 2006. Since this time, we have begun a sales campaign to begin a national expansion program to distribute Hollywood Previews Entertainment iMagazine on a national basis. Our next priority is to achieve a national footprint, as such we have identified and targeted the following metropolitan US markets for penetration during 2006: Dallas, New York City, Chicago and Los Angeles. In addition to Dallas we currently have a signed distribution agreement for 900,000 monthly discs in New York City, and are currently in formal discussions with several newspapers in Southern California, including the greater Los Angeles area some of which could be signed within the next 60 days. Should these commitments formalize, we could have a secured minimum national distribution footprint of 2,600,000 Hollywood Previews each month by the end of Q4 2006. We believe a National footprint of New York and Los Angeles at a minimum would allow us to begin to attract national advertisers and their related budgets.
     A key component of our syndication program is that we partner with newspapers, not compete against them for their advertisers. Typically, we endeavor to sell national advertisers a program to participate with us in each new market we enter, however, we also allow them to purchase advertising solely in any single market of their selection. We split all advertising revenues after recouping our direct costs of production. As expected for the first 3 months of distribution we have been required to subsidize revenue shortfalls that exist from our distribution in the Dallas Morning News (Dallas). We consider the distribution Dallas from April through June our Beta launch. We used this opportunity to fine tune our product, get a better understand of the advertising market for pricing and presentation strategies, and prepare for the expected fourth quarter launch of our national footprint. Per terms of the Dallas contract, after the first 3 months of experiencing revenue shortfalls, at our option, we can elect to defer the production of Hollywood Previews until we, in conjunction with the Dallas, have achieved sufficient advertising revenues to cover our direct hard costs, or at Dallas’ option they can subsidize any shortfall. We are currently in negotiations with Dallas to increase their direct selling effort, reduce circulation, subsidize short falls or a combination thereof as we refocus our efforts to bring in national and regional advertisers for the national launch during the forth quarter 2006. National advertisers that are currently advertising on Hollywood Previews distributed in the Dallas Morning News include Cadillac, Dannon, Blockbuster Video, Vonage, Mesquite Resorts, Sunterra Resorts and others. As distribution will not commence in New York City or in Southern California until the forth quarter 2006, no national advertisers have yet been procured for these distributions.
     We will be required to invest capital in each new newspaper market we enter, for the foreseeable future, regardless of whether our publishing partner guarantees our break-even. This is due to one-time, non-recurring costs for start-up, marketing, promotion and training costs involved to prepare the newspaper’s sales force to sell multi-media advertising, and prepare the local market for our multi-media product. We have recently engaged the services of several outside commission-based sales companies specializing in newspaper and preprint advertising. In addition, we have been able to negotiate promotional commitments from each of the two, signed newspapers, and expect to continue this promotional strategy as we sign up additional news papers.. We have thereby been able to reduce our initial one-time pre-launch costs from approximately $160,000 to approximately $25,000 per market. These costs mainly include the cost of travel, local promotion, and training expenses for news paper sales personnel in each new market.
     It is our goal that by the end of calendar year 2007, we will have attained a circulation run-rate of 10 million Hollywood Previews Entertainment iMagazines each month. To put this in perspective the 10 million monthly circulation represents full circulation penetration in one major newspaper in each of the top 16 US Newspaper markets, or conversely to achieve a semi-monthly distribution in 8 of the top US Newspaper markets. To achieve these goals, we would need to secure a total of 8,440,000 additional monthly circulation. We currently distribute only 640,000 discs in one market and only have signed contracts for distribution of 1,560,000 Hollywood Previews discs each month beginning October 2006. This will require us to secure additional distribution agreements, or purchase the remaining distribution in other newspapers in order to reach our goals. This will require that we secure distribution in one new newspaper each month for the next 14 months. We believe that this growth is very aggressive, and we may never reach these distribution goals. Therefore the reader should not place any undue emphasis on our ability to reach these goals, as the actual number of distributed discs may be substantially less.
     As of August 8, 2006 we have cash on hand of approximately $2,732,000, which we believe is sufficient to fund the first of our national expansions in the New York and Los Angeles markets. Subsequently, we will need to raise additional capital, either with equity or debt to facilitate additional expansion, and in order to meet our distribution goals of 10,000,000 by the fourth quarter of 2007.
     Since our inception, we have relied upon the sale of custom interactive promotional CD-ROM and DVD-ROM discs for large corporate clients as our primary method of revenue generation. During this period, we have been continually refining, testing and marketing Hollywood Previews as the core product for our newspaper syndication model. While we believe that revenues from our branded iMagazines will eventually eclipse those of our custom CD-ROM business, we will continue to market and produce custom discs, and expect that this section of our business will continue to grow.
     Approximately 94% of the Company’s current revenues are generated in custom disc sales. Custom disc projects and productions usually consist of custom interactive media programs developed and produced specifically for promoting a particular event, television show, product or service. The Company can project approximate costs and gross margins in advance on these custom jobs, and costs rarely change after contracting. There are generally no revenue sharing provisions in these agreements, and revenues traditionally have been limited to the creative design and production, manufacturing and distribution of custom CD-ROM marketing discs.
     We have created custom discs for some of the world’s largest corporations including American Express, Nissan, Jeep Chrysler, NBC Television Network, FX Networks, General Motors, Johnson & Johnson, Warner Bros. Television, Mazda USA and others. Cirque du Soleil and Wynn Resorts continue to be our largest repeat customers, we have created and distributed three to five unique discs for each. The production of custom discs for these clients provides a relatively stable source of revenues and income, and offers potential for continued growth. However, the custom disc industry is highly competitive as it must compete with other forms of media. It is also slowly becoming commoditized, thereby placing continued pressure to achieve our current level of profit margins.
     Profit margins for our custom customers vary from 20% to 40%, depending upon the size and scale of each contracted project. During the years ended December 31, 2004 and 2005 we were required to subsidized many of the custom disc programs we produced in order to attract new customers and demonstrate the effectiveness of our media. We no longer are required to subsidize these programs and therefore, gross profits have increases and stabilized. For the year ended December 31, 2005, gross profits from our custom disc programs, as a percent of net sales, increased to 15% from a negative (11)% gross profit for the year ended December 31, 2004. For the six months ended June 30, 2006 our gross profit from our custom disc programs, as a percent of net sales, increased to 35 % from 15% for the six months ended June 30, 2005. Although we have some major customers that continue to re-order new programs on a regular basis, the majority of our custom revenue is non-recurring and therefore becomes difficult to project annual sales from this product line.
     As noted in the prior 10-QSB we expected to see a decline in our custom business for the first two quarters of 2006 as sales activity is directly focused on securing advertisers for Hollywood Previews, and supporting our newspaper syndication rollout. However, we expect that as more national advertisers are exposed to our branded publications through newspaper syndication, additional opportunities to create custom digital solutions for these same advertisers will drive future revenue growth in our custom business, and that our custom business will grow along with our newspaper preprint division.
Results of Operations
     Revenues are generated from the sale of paid advertising sponsorships, licensing, content placements, and e-commerce fees, plus the sale of advertising inventory to advertisers and content providers and from the future sale of data derived from our proprietary usage and measurement reporting system.
     The combined financial statements of iMedia International Inc., as of June 30, 2006 include the accounts of the Company and its wholly owned subsidiaries Hollywood Previews, Inc. (a California corporation), iMedia US, LLC (a California limited liability company), iMedia Nevada, LLC (a Nevada limited liability company) and iPublishing, Inc. (a California Corporation) an affiliated company.
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
     When publishing our proprietary publications like Hollywood Previews, we are required to subsidize any shortfalls that occur when we make a distribution for which there is insufficient revenue to offset costs. As with any traditional magazine publisher, we must evidence our ability to meet our distribution schedule prior to being able to securing advertising commitments or sponsorships. We are currently underwriting the shortfalls involved in the distribution of Hollywood Previews with the Dallas Morning News and foresee that we may be required to do so for a two-to-three month period beginning April 1, 2006 when advertising revenues may fall short of production and distribution costs. We incurred costs of $913,000 and $16,000 to cover such shortfalls for the three months ended June 30, 2006 and 2005 respectively, and $1,274,000 and $31,000 for the six months ended June 30, 2006 and 2005 respectively. The $913,000 for the three months ended June 30, 2006 is offset by $123,000 in revenues for Hollywood Previews for the quarter, resulting from the launch of Hollywood Previews in the Dallas Morning News in April 2006. We anticipate that we will continue to subsidize costs related to the above distributions, with our existing cash resources, until such time as advertising revenues exceed production and distribution costs, however the amount of these revenue shortfalls should begin to decline as new advertisers and sponsors are secured.
     iMedia International, Inc. is a member of an affiliated group (the “affiliated group”), which includes iPublishing, MOD Studios, Inc. (“MOD Studios”), and The Modern Company, LLC (“The Modern Company”). We originally accounted for the business activity of the affiliated group by providing a separate footnote, which described the nature of the relationships and included the pro forma impact on our consolidated financial condition and results of operations as if the consolidated financial statements were presented on a combined basis with the affiliated group. We did this for each period presented up to and including the fiscal year ended December 31, 2003. For periods subsequent to December 31, 2003 we excluded the results of the affiliated group. Upon further evaluation of our accounting methodology for affiliated companies we determined that we erred in our application of the relevant accounting principals and determined that we should have combined the affiliated group with the consolidated financials of iMedia International, Inc. and Subsidiaries. Accordingly, the restated financials include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. We have determined the effect of the correction on our previously issued financial statements and have restated the financial statements for the year ended December 31, 2004 and the three months and six months ended June 30, 2005 included herein.
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
     We continue to execute our long-term business strategy involving the launch of our newspaper syndication program for our proprietary products such as Hollywood Previews™ Entertainment Magazine (Hollywood Previews). During the forth quarter of 2005 we commenced negotiations with our first newspaper partner, the Dallas Morning News and ultimately signed a one-year contract in January 2006. Per the terms of the agreement we will produce a minimum of 655,000 Hollywood Previews each month for delivery to Dallas Morning News Sunday subscribers, with the first edition slated to be delivered on April 30, 2006. We are in effect partnering with Dallas Morning News in a revenue-sharing agreement. The model allows both parties to sell local, regional and national advertising onto one digital magazine. Revenues are shared after certain up-front production and manufacturing costs are recouped by iMedia. We are currently introducing this partnership model to various major U.S. newspapers through our strategic agency partner syndication representative, Universal Press Syndicate (UPS). UPS is the largest independent syndicate of newspaper content in the world. UPS currently has a client base of approximately 2,700 newspapers both domestically and internationally, and has stepped-up marketing activity for iMedia with the goal of securing syndication partnerships in five top U.S. markets by the end of 2006, and 15 top U.S. markets by the end of 2007. Through UPS, we expect to increase the distribution of Hollywood Previews with new partnership arrangements with major publishing groups such as Tribune Company, Gannett Company, Inc., MediaNews Group, Inc, and Belo Corp. as well as directly with independent newspaper publishers. We expect to see an increase in recurring and continuity revenues as we complete successive distributions of Hollywood Previews in established markets. We believe that this increase should commence late in the third quarter of 2006.
     The following table sets forth the results of operations expressed as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net revenues	100%	100%	100%	100%
Cost of revenues	85%	185%	80%	107%
Gross Profit	15%	-85%	20%	(7)%
Selling and marketing expense	26%	85%	36%	84%
General and administrative expense	104%	110%	183%	62%
Operating expenses-related party	8%	23%	14%	15%
Loss from operations	(123)%	(303)%	(213)%	(168)%
Other expense (income)	(170)%	208%	(218)%	110%
Loss before taxes	(293)%	(95)%	(431)%	(58)%
Provision for taxes	0%	0%	0%	0%
Net loss	(293)%	(95)%	(431)%	(58)%
Beneficial Conversion feature and dividends on preferred stock	(7)%	(73)%	(6)%	(48)%
Net loss allocable to common shareholders	(300)%	(168)%	(437)%	(106)%

Combined Financial Statements
     For the three months and six months ended June 30, 2005 and 2006 the accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced net losses from operations since our inception and have an accumulated deficit of $27,979,000 as of June 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2005, the report of our independent registered public accounting firm expresses substantial doubt as to our ability to continue as a going concern.
     iMedia International is a member of an affiliated group (the “affiliated group”), which includes iPublishing, MOD Studios, Inc. (“MOD Studios”), and The Modern Company, LLC (“The Modern Company”). We originally accounted for the business activity of the affiliated group by providing a separate footnote, which described the nature of the relationships and included the pro forma impact on the Company’s consolidated financial condition and results of operations as if the consolidated financial statements were presented on a combined basis with the affiliated group. We did this for each period presented up to and including the fiscal year ended December 31, 2003. For periods subsequent to December 31, 2003 we excluded the results of the affiliated group. Upon further evaluation of our accounting methodology for the affiliated companies we determined that we erred in our application of the relevant accounting principals and determined that we should have combined the affiliated group with the consolidated financials of iMedia International, Inc. and Subsidiaries. In addition, during May 2005 we classified our Series A Preferred Stock as a long-term liability. Upon further evaluation of our accounting methodology we determined that redemption is conditional (i.e., the holder can convert before the shares are redeemed); therefore we concluded that the redeemable convertible preferred stock should be classified as temporary equity. In addition we have determined that the related interest on the fixed conversion feature and the amortization of discount and the dividends on the Series A Preferred Stock should classified as an adjustment in the calculation of the net loss available to common shareholders as opposed to the original classification under other income (expense).
     Accordingly, we have determined the effect of this correction on our previously issued financial statements and have restated financial statements as of and for the years ended December 31, 2003 and 2004 to include the combined operations of the predecessor companies through April 5, 2003 and iPublishing from April 6, 2003. In addition we have restated the financials as of and for the three, six and nine month periods ended March 31, June 30, and September 30, 2005 and for the year ended, respectively, to incorporate the aforementioned combining of iPublishing along with the reclassification of the mandatory redeemable convertible preferred stock as mezzanine financing and related interest on the fixed conversion feature and the amortization of debt discount and the dividends on the Series A Preferred Stock as an adjustment in the calculation of the net loss available to common shareholders.
Three months and six months ended June 30, 2006 and 2005
Net sales
     Our net sales decreased $1,005,000 or 59% from $1,701,000 for the three months ended June 30, 2005 to $696,000 for the three months ended June 30, 2006. The decrease in sales was primarily due to a decrease in sales relating to the production of special edition and custom digital solutions, which was a result of our sales activity being directly focused on securing advertisers for Hollywood Previews, and supporting our newspaper syndication rollout on the launch of our proprietary flagship product Hollywood Previews™ Entertainment Magazine (Hollywood Previews), in April 2006. Customization revenues were $574,000 for the three months ended June 30, 2006, a $1,127,000 or 66% decrease from $1,700,000 in customization revenues for the three months ended June 30, 2005. During the quarter ended June 30, 2006 all sales personnel, with the exception of the Senior Vice President of Sales, were focused solely on Hollywood Previews. During the three months ended June 30, 2006 we completed projects for 8 unique customers compared to 15 customers for comparable period during 2005. Of these 8 customers, 1 was a repeat customer purchasing our products and services both in 2006 and 2005. During the three months ended June 30, 2006, two new customers accounted for $18,000 in customization sales.
     In April 2006 we launched Hollywood Previews in the Dallas Morning News. Revenues from Hollywood Previews for the three months ended June 30, 2006 were $123,000. Revenues from Hollywood Previews were derived primarily from sales of local, regional and national advertising. The launch and related receipt of revenues marks the first time in the Company’s history that we have earned revenues from the distribution of our Hollywood Previews product line.
     During the three months ended June 30, 2006, we produced and distributed monthly issues of Hollywood Previews to the Dallas Morning News. In addition, we produced and distributed a variety of custom disc publications. During the comparable period during 2005 we produced and distributed a variety of custom disc publications only; no Hollywood Previews ™ Entertainment Magazines were produced.
     For the six months ended June 30, 2006 net sales decreased $27,000 or 1% to $2,120,000 from $2,147,000 for the six months ended June 30, 2005. The decrease in sales was primarily due to a decrease in sales relating to the production of special edition and custom digital solutions, which was a result of our sales activity being directly focused on securing advertisers for Hollywood

Previews, and supporting our newspaper syndication rollout on the launch of our proprietary flagship product Hollywood Previews™ Entertainment Magazine (Hollywood Previews), in April 2006. Customization revenues were $1,998,000 for the six months ended June 30, 2006, a $149,000 or 7% decrease from $2,147,000 in customization revenues for the six months ended June 30, 2006 During the quarter ended June 30, 2006 all sales personnel, with the exception of the Senior Vice President of Sales, were focused solely on Hollywood Previews.
     In April 2006 we launched Hollywood Preview in the Dallas Morning News. Revenues from Hollywood Previews for the six months ended June 30, 2006 were $123,000. Revenues from Hollywood Previews were derived primarily from sales of local, regional and national advertising. During the comparable period during 2005 we produced and distributed a variety of custom disc publications only, no Hollywood Previews ™ Entertainment Magazines were produced.
     We continue to execute our long-term business strategy of launching our newspaper syndication model with our proprietary publications such as Hollywood Previews™ Entertainment Magazine. During the fourth quarter of 2005 we commenced negotiations with our first newspaper client, the Dallas Morning News and ultimately signed a one-year contract in January 2006. Per the terms of the agreement we will produce approximately 640,000 Hollywood Previews each month for delivery to their Sunday subscribers. The first edition was delivered on April 30 2005. We are in effect partnering with Dallas Morning News in a revenue-sharing agreement. The model allows both parties to sell local, regional and national advertising onto one digital magazine. Revenues are shared after certain up-front production and manufacturing costs are recouped by iMedia. During July 2006 we signed our second Newspaper client, the New York Daily News to a one year contract to produce approximately 900,000 Hollywood Previews each month for delivery to their Sunday subscribers; delivery is expected to commence monthly starting in late October 2006. We are currently introducing this partnership model to various major U.S. newspapers through our strategic partner and exclusive newspaper syndication representative, Universal Press Syndicate (UPS). UPS is the largest independent syndicate of newspaper content in the world. UPS currently has a client base of approximately 2,700 newspapers both domestically and internationally, and has stepped-up marketing activity for iMedia with the goal of securing syndication partnerships in five top U.S. markets by the end of 2006, and 15 top U.S. markets by the end of 2007. Through UPS, we expect to increase the distribution of Hollywood Previews through new partnership arrangements with major publishing groups such as Tribune Company, Gannett Company, Inc; MediaNews Group, Inc., and Belo Corp. as well as directly with independent newspaper publishers. We expect to see an increase in recurring and continuity revenues as we complete successive distributions of Hollywood Previews in established markets. We believe that this increase should commence in the forth quarter of 2006.
     As discussed in the March 31, 2006 10-QSB we expected to see a decline in our custom business for the second and third quarters of 2006 as our sales activity has been directly focused on securing advertisers for Hollywood Previews, and supporting our newspaper syndication rollout. However, we expect that as more national advertisers are exposed to our branded publications through newspaper syndication, additional opportunities to create custom digital solutions for these same customers will drive future revenue growth in our custom business, and that our custom business will grow hand-in-hand with our newspaper preprint division.
Cost of sales and gross profit
     Our cost of sales decreased $161,000 or 11% from $1,447,000 for the three months ended June 30, 2005 to $1,286,000 for the three months ended June 30, 2006. The decrease in cost of sales is primarily attributable to a $1,074,000 or 74% decrease in cost of sales related to customization revenues, offset by $913,000 in cost of sales related to the launch of Hollywood Previews in April 2006. Gross profits as a percentage of sales decreased from 15% for the three months ended June 30, 2005 to (85)% for the three months ended June 30, 2006. The decrease in gross profit percentage is primarily related to costs of sales $913,000 related to the launch of Hollywood Previews exceeding revenues of $123,000 for the three months ending June 30, 2005. Gross profits for customization for the three months ended June 30, 2006 was 35% compared to 15% for the three months ended June 30, 2005. The improvement in gross profits from customization sales was primarily the result of our ability to eliminate loss leader sales as we become more accepted in the marketplace and have achieved certain economies of scales with multiple discs produced for repeat customers where we were more efficient in the costs production and in some instances were able to utilize previously produced content for different programs.
     For the six months ended June 30, 2006 our cost of sales increased $548,000 or 32% from $1,715,000 for the six months ended June 30, 2005 to $2,263,000 for the six months ended June 30, 2006. This increase is primarily due to $913,000 in costs related to the April 2006 launch of Hollywood Previews. Cost of sales related to Customization revenues decreased 365,000 or 21% from $1,715,000 for the six months ended June 30, 2006 to $1,350,000 for the six months ended June 30, 2006. This decrease is primarily due to the decrease in customization revenues in the second quarter 2006. Gross profits as a percentage of sales decreased from 20% for the six months ended June 30, 2005 to (7)% for the six months ended June 30, 2006. The decrease in gross profit percentage is primarily related to costs of sales $913,000 related to the launch of Hollywood Previews exceeding the related revenues of $123,000 for the three months ending June 30, 2006. The improvement in gross profits from customization sales was primarily the result of our ability to eliminate loss leader sales as we become more accepted in the marketplace and have achieved certain economies of scales with multiple discs produced for repeat customers where we were more efficient in the costs production and in some instances were able to utilize previously produced content for different programs.

          As discussed above we are entering the next phase of our business model whereby we will now be producing our monthly digital magazine, Hollywood Previews, on a consistent basis. We expect margins to be consistent on custom business throughout 2006 but anticipate subsidizing certain costs of publishing Hollywood Previews for at least the first three to six editions until we have enough advertisers and ancillary revenues to return a gross profit both to the newspapers and ourselves. Accordingly, we anticipate our gross profit will be reduced during the initial launch of each newspaper during the second quarter and into fourth quarter of 2006. We continue to attract a significant number of national advertisers, which we expect will convert to future advertising revenue. Some of these advertisers will focus their advertising regionally, while others may roll-out into each new national market we enter. However, as advertising budgets are typically committed from two to four quarters in advance, we expect that we will have revenue shortfalls in each new market we enter. We still anticipate having to subsidize each newspaper launch into the foreseeable future until such time as we have enough empirical data to better estimate the initial advertiser response, and the number of national advertisers that will carry over from one geographical market to the next. We do expect significant improvement in the gross profit of the Hollywood Previews over the first several quarters after each launch. In addition, we believe we can maintain the profit margin we are currently achieving on our custom projects, even as revenues grow in this area, due to our economies of scale brought about as we are better able to utilize capacity as the costs of producing a monthly product is much lower than our one-time customized projects and the costs of direct labor and overhead are spread across a larger revenue base.
Operating Expenses
Selling
          Our selling expenses increased $156,000 or 35% for the three months ended June 30, 2006 to $595,000 from $439,000 for the three months ended June 30, 2005. The increase in selling expense is primarily attributable to the following:
•	An increase of $53,000 in travel, meals and entertainment for sales personnel and outside sales representatives to promote our launch of Hollywood Previews in the Dallas Morning News with no comparable costs for the three months ended June 30, 2005.

•	$102,000 increase in non-cash stock compensation with no comparable costs for the three months ended June 30, 2005. $71,000 of the increase is related to warrants issued to the President of Newspaper Syndication and $31,000 is related to options issued to incentivize certain highly compensated employees and consultants who deferred cash compensation to continue to perform their critical functions for the company while we were negotiating the secured debt financing arrangement closed during August 2006.
          Our selling expenses increased $1,009,000 or 129% for the six months ended June 30, 2006 to $1,788,000 from $779,000 for the six months ended June 30, 2005. The increase in selling expense is primarily attributable to the following:
•	An increase of $119,000 in travel, meals and entertainment for sales personnel and outside sales representatives promote our launch of Hollywood Previews in the Dallas Morning News, with no comparable costs for the six months ended June 30, 2005.

•	A $178,000 increase in compensation to sales personnel and outside sales representatives. We increased our sales staff from five during the six months ended June 30, 2006 to eight for the six months ended June 30, 2006.

•	$226,000 in non-cash stock compensation with no comparable costs for the six months ended June 30, 2005. $195,000 of this is related to warrants issued to the President of Newspaper Syndication and $31,000 is related to options issued to incentivize certain highly compensated employees and consultants who deferred cash compensation to continue to perform their critical functions for us while we were negotiating the secured debt financing arrangement closed during August 2006.

•	In conjunction with our strategy of testing various forms of distribution and promoting brand recognition, we have continued our sales strategy of distributing our proprietary brands including Hollywood Previews through various newspapers, periodicals and on-line retailers. We have supplied these products to these distributors at no cost, and are dependent upon advertising revenues as the only revenue source. The total increase in this form of sales promotion for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is approximately $483,000. The $483,000 included $165,000 in special promotion costs to directly associated with the courting and signing of The Dallas Morning News. We intend to continue this promotional strategy for the foreseeable future but expect the investment to be significantly reduced as we sign new newspaper distribution partners who will eventually underwrite these promotional costs (see discussion under Net Sales and Costs of Sales and gross profit above).
General and Administrative
          Our General and Administrative expenses decreased $1,005,000 or 57% for the three months ended June 30, 2006 to $770,000 from $1,775,000 for the three months ended June 30, 2005. The decrease in general administrative expense for the three months ended June 30, 2006 compared to the same time period in 2005 is primarily attributable to the following:

•	Non Cash Transactions: During the three month period ending June 30, 2005, we recorded non-cash expenses primarily related to non-recurring costs associated with the issuance of common stock and various warrants to prior investors, investment banking consultants and for promotion of ongoing financing activities, as well as some operational costs. This included $565,000 related to bonus stock amortization and $329,000 related to replacement warrants. In addition, compensation expense related to the revaluation of warrants issued to outside consultants for long-term services decreased $79,000 from $63,000 loss on the revaluation for the three months ended June 30, 2005 to a gain on the revaluation of $(16,000) for the three months ended June 30, 2006. These costs are offset by stock compensation expenses of $71,000 during the three months ended June 30, 2006 not incurred during the three months ended June 30, 2005; of which $60,000 is related to options issued to incentivize certain highly compensated employees and consultants who deferred cash compensation to continue to perform their critical functions for us while we were negotiating the secured debt financing arrangement closed during August 2006 and $11,000 is related to incentive stock options issued to the Chief Financial Officer and Controller.

•	Cash Transactions: We incurred $96,000 in fund-raising costs for the three months ended June 30, 2005 related to the issuance of common stock and warrants to investors and consultants for financing-related services. These costs were not incurred during the three months ended June 30, 2006. In addition, legal fees, accounting fees, investor relations and other professional fees decreased $194,000; offset by an increase of $167,000 in personnel costs related to on-going maintenance and development of the Hollywood Previews product line, including direct creative, programming and website costs and a $25,000 increase in bad debt expense during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
          Our General and Administrative expenses decreased $2,608,000 or 66% for the six months ended June 30, 2006 to $1,321,000 from $3,929,000 for the six months ended June 30, 2005. The decrease in general administrative expense for the six months ended June 30, 2006 compared to the same time period in 2005 is primarily attributable to the following:
•	Non-Cash Transactions: During the six months period ending June 30, 2005, we booked non-cash expenses primarily related to non-recurring costs associated with the issuance of common stock and various warrants to prior investors, investment banking consultants and for promotion of ongoing financing activities, as well as some operational costs. This included $732,000 related to bonus stock amortization and reclassifications from deferred stock compensation, $811,000 related to replacement warrants and $965,000 related to bonus shares issued to employees and outside consultants during the six months ended June 30, 2005. In addition, compensation expense related to the revaluation of warrants issued to outside consultants for long-term services decreased $123,000 from a $91,000 loss on revaluation for the six months ended June 30, 2005 to a $(32,000) revaluation gain for the six months ended June 30, 2006. These costs were offset by stock compensation expenses of $71,000 during the six months ended June 30, 2006 not incurred during the six months ended June 30, 2005 of which $60,000 is related to options issued to incentivize certain highly compensated employees and consultants who deferred cash compensation to continue to perform their critical functions for us while we were negotiating the secured debt financing arrangement closed during August 2006 and $11,000 is related to incentive stock options issued to the Chief Financial Officer and Controller.

•	Cash Transactions: We incurred $96,000 in fund-raising costs for the six months ended June 30, 2005 related to the issuance of common stock and warrants to investors and consultants for financing-related services. These costs were not incurred during the six months ended June 30, 2006. In addition legal fees, accounting fees, investor relations and other professional fees decreased $148,000; offset by $167,000 in personnel costs related to on-going maintenance and development of the Hollywood Previews product line, including direct creative, programming and website costs and a $25,000 increase in bad debt expense during the three months ended June 30, 2006 compared to the six months ended June 30, 2005.
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
Operating Expenses — Related Parties
          Our operating expenses — related parties increased $23,000 or 17% for the three months ended June 30, 2006 to $158,000 from $135,000 for the three months ended March 31, 2005. For the six months ended June 30, 2006, operating expenses – related parties increased $32,000 or 11% to $323,000 from $291,000 for the six months ended June 30, 2005. The increase is primarily related to a monthly increase in management fees for a monthly auto allowance of approximately $1,750 to each of the three

Founders. Operating expense — related parties consists of payments to the Modern Company (an affiliated company), for management services of Messrs. MacEachern, Kapp and Unruh, as Chief Executive Officer, President and Chief Operating Officer (formerly Chief Financial Officer), respectively, the Founders of the Company. In order for the above noted Founders to take advantage of certain tax benefits a disbursement is made from iPublishing to a personal service company, the Modern Company. The Modern Company is wholly owned by Messrs. MacEachern, Kapp and Unruh and as such the disbursement to the Modern Company is recorded as Operating expense –related parties.
Other expenses
Gain on revaluation of warrants
          During the year ended December 31, 2005 the Company closed financings on its Redeemable Convertible Preferred Series A Stock and Convertible Preferred Series B Stock. As part of the financings the Company issued 28,360,000 warrants to purchase shares of the Company’s common stock. The warrants are classified as a liability rather than equity because the respective registration rights agreements for the Series A convertible redeemable preferred and Series B convertible preferred stock have certain terms and conditions whereby the Company is required to pay liquidated damages of 2% per month, in cash for a delay in the effective date of the registration statement. The outstanding warrants are fair valued each reporting period and the warrant derivative adjusted accordingly.
          For the three months ended June 30, 2006 the total fair value of the warrant derivative decreased $2,233,000 from the prior quarter, a $4,662,000 change or 192% change from the $2,429,000 loss on revaluation recorded during the three months ended June 30, 2005. The second quarter 2006 gain was recorded as a gain on revaluation of warrants in the consolidated statement of operations. The decrease in the warrant liability for the three months ended June 30, 2006 was primarily due to the decrease in the company’s closing stock price from $0.23 on March 31, 2006 to $0.12 on June 30, 2006, and the shorter term remaining on the period to exercise the warrants.
          For the six months ended June 30, 2006, the total fair value of the warrant liability decreased $3,631,253 from the total fair value at December 31, 2005. This decrease is a change of $6,060,000 or 250% from the net increase in the total fair value of the warrant liability during the six months ended June 30, 2005. The decrease in the warrant liability for the six months ended June 30, 2006 was primarily due to the decrease in the volatility of Company’s common stock during the rolling 56 week periods used for the calculation at December 31, 2005 compared to March 31, 2006, the change in the company’s stock price from $0.23 on March 31, 2006 to $0.12 on June 30, 2006, and the shorter term remaining on the period to exercise the warrants.
Liquidated damages on late filing of registration statement
          During 2005 we closed financings in gross amounts of $3,040,000 and $4,920,000 for Series A Preferred Stock and Series B Preferred Stock, respectively. As part of the terms and conditions of the respective registration rights agreements, we are required to pay certain liquidated damages at 2% plus 18% interest for unpaid damages (1) for a delay in filing the registration statement and then (2) for a delay in the effective date of the registration statement. During 2005 we elected to withhold the filing of our registration statement for our Series A Preferred Stock and warrants until we could close the Series B Preferred Stock offering. Therefore, we did not file our registration statement until September 29, 2005. In accordance with the Series A Preferred Stock agreement, liquidated damages were assessed, as the registration was not filed by the July 7, 2005 deadline. In addition during 2005 the Commission elected to fully review the registration statement and submitted a significant number of questions for our response. During the course of responding to the Commissions questions the financial statements included in the registration statement went stale pursuant to the Commission’s rules, and the registration statement could not go effective. As such, we replaced the stale financial statements with the audited 2005 financials and responded to the Commissions questions on May 4, 2006. On June 6, 2006 we received additional questions from the Commission relating to the Company’s responses to the Commissions first inquiry submitted May 4, 2006. Since the receipt of the additional questions we were in the process of negotiating and closing the secured debt financing and had limited financial and personnel resources available to complete our response to the additional questions. As such, with guidance from counsel based on their most recent experience in such matters we provided guidance that we should anticipate at least an additional 90 days from the date of response to fully resolve the Commissions questions resulting in an effective Registration Statement.
          Accordingly, based on guidance from counsel and due to our limited available resources we have estimated and accrued an additional $625,570 in estimated liquidated damages and $157,224 in related interest expense for a combined total of $782,794 for the three months ended June 30, 2006 based on our best estimate that the document will be declared approved by the Commission to go effective during December of 2006. For the six months ending June 30, 2006 we have recorded a $1,061,000 in liquidated damages and $236,000 in related interest expense for a combined total of $1,297,000. At June 30, 2006 we have accrued liquidated damages totaling $2,507,000. We did not incur any liquidated damages costs for the three and six month periods ending June 30, 2005.
          The Company is in the process of responding to comments from the Commission regarding, among other issues, the accounting for warrants issued in conjunction with the Series A and B Preferred Stock. The outcome of such discussions with the

Commission may result in adjustments to certain amounts reported in financial statements issued for the quarterly periods ended June 30, 2005 and subsequent periods. These adjustments could affect the presentation and classification of amounts and costs relating to certain equity based instruments and on the Company’s balance sheet and statement of operations. However, the Company currently believes that if such adjustments are made, its report of cash flows will be unaffected.
Interest on amortization of discount
          Interest on the fixed conversion feature and amortization of discount expense (interest expense) was $32,000 and $126,000 for the three and six months ended June 30, 2005. There were no comparable amounts for the three and six month periods ended June 30, 2006. The interest is attributable to beneficial conversion features recorded on related party convertible bridge notes, which were funded during 2004, The related party notes matured during October 2004 and all interest expense being fully expensed at that time. On December 31, 2004, the related party notes were amended and the loans were extended until April 30, 2005 at which date the notes were repaid in full. In exchange for waiving the interest payments on the original notes, the original 130,000 warrants were cancelled and in exchange we issued 130,000 common shares in January 2005. The value of the common shares was amortized to interest expense during 2005 and was the only amount included in this line item.
Warrants issued for extension on convertible note payable
          In the second quarter of 2005, we were granted an additional repayment extension for the Micro Capital notes. We issued the lender the aggregate of 555,556 additional warrants in connection with this extension. These warrants were valued at $340,478 and are reflected as warrants issued for extension on convertible note payable in the statement of operations during the three and six months ended June 30, 2005.
Interest expense, net
          Interest expense, net primarily consists of interest paid in cash for the convertible bridge notes discussed above offset by interest income from cash held in money market accounts from the proceeds from the preferred stock during 2005.
Loss on sale of investment
          The loss on sale of investments for the three and six months ended June 30, 2005 of $6,000 and $150,000, respectively, reflects the sale of 25,000 and 650,000 shares, respectively, of the Company’s available-for-sale investment in Langley Park. For the three and six months ended June 30, 2006 the Company did not have any investment transactions.
Impairment loss on available for sale securities
          During the three months and six months ended June 30, 2005 we determined that the value of our investment in available for sale securities (“Langley Shares”) was permanently impaired. In accordance with SFAS 115 we have recorded the permanent impairment of this investment as an unrealized loss in the combined statement of operations. The unrealized loss of $58,000 for the three months ended June 30, 2005 and $1,571,000 for the six months ended June 30, 2005 represents the unrealized loss on this investment from the inception of the acquisition of the Langley Shares. For the three months and six months ended June 30, 2006 the Company did not have any investment transactions.
Provision for Income Taxes
          For the three months and six months ended June 30, 2006 and 2005, the provision for income taxes represents the minimum state taxes due.
Net Loss
          Net loss decreased by $4,328,000 or 87% to 666,000 for the three months ended June 30, 2006 from $4,994,000 for the three months ended June 30, 2005. The substantial decrease in net loss is primarily attributable to the gain on revaluation of warrants and the decrease in general and administrative expenses partially offset by a decrease in sales and gross profit, an increase in liquidated damages and an increase in selling and marketing expenses. Net loss for the six months ended June 30, 2006 decreased $8,017,000 to $1,238,000 from $9,255,000 for the six months ended June 30, 2005. The substantial decrease in net loss is primarily attributable to the gain on revaluation of warrants, the decrease in general and administrative expenses, and the comprehensive loss for six months ended June 30, 2005 not incurred in the six months ended June 30, 2006 partially offset by a decrease in sales and gross profit, the increase in liquidated damages, and an increase in selling and marketing expenses.

Reconciling Components to Net Loss Allocable to Shareholders
          During the year ended December 31, 2005 we issued 3,040 shares of Series A Preferred Stock for an aggregate of $3,040,000. The Series A Preferred Stock has a mandatory redeemable feature at the end of two years from its issuance date. However, pursuant to ASR 268 and EITF Topic D-98 together with rule 5.02.28 of regulation S-X the Preferred Stock is classified as mezzanine financing on the balance sheet.
          The Series A Preferred Stock contains certain conversion provisions and was issued in conjunction with 16,217,950 warrants to purchase our common stock pursuant to the Purchaser’s respective purchase agreements. Based upon the existence of these features, the Company determined that a discount was required to be recorded as of the date of issuance to account for the value of the warrants and the value of the beneficial conversion feature therefore we recorded a discount of $2,713,000 relating to the issuance of the warrants.
          The discount has been recorded as a valuation allowance against the Series A Preferred Stock and is being accreted to retained earnings as a dividend over the redemption feature period of 24 months. For the three months and six months ended June 30, 2006 amortization of the discount recorded to retained earnings is $380,000 and $760,000 respectively. For the three months and six months ended June 30, 2005 the Company recorded $90,000 and $90,000 in amortization of the discount recorded to retained earnings on the Series A Preferred Stock transaction, respectively.
Dividends
          For the three months and six months ended June 30, 2006 we issued stock dividends from our Series A and B Preferred Stock totaling $119,000 and $239,000 respectively. For the three months and six months ended June 30, 2005 the Company issued stock dividends from our Series A Preferred Stock totaling $19,000 and $19,000, respectively. In addition for the three months ended June 30, 2006 and 2005 we issued preferred stock dividends from our iPublishing preferred stock of $7,000 and $7,000, respectively. For the six months ended June 30, 2006 and 2005 we issued preferred stock dividends from our iPublishing preferred stock of $14,000 and $14,000, respectively.
Net Loss Allocable to Common Shareholders
          For the three months ended June 30, 2006 and 2005 the net loss allocable to common shareholders is $1,172,000 and $5,109,000, respectively. For the six months ended June 30, 2006 and 2005 the net loss allocable to common shareholders is $2,250,000 and $9,377,000, respectively The reconciliation between net loss and net allocable to shareholders is the amortization of the beneficial conversion feature of the Series A Preferred Stock and dividends issued as described above.
Liquidity and Capital Resources
          Net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $952,000 and $2,771,000, respectively. The use of cash in operations has been and continues to be primarily attributable to our subsidy of the product development, promotion and sales costs of our Hollywood Previews product line during 2006 and the subsidy of certain low margin and loss leader projects on our custom business as well as continued funding of Hollywood Previews product line which had no sales during 2005. In addition we continue to experience significant costs of financing which are absorbed in general and administrative expenses during each period but do not benefit day-to-day operations. While this trend has been reduced somewhat when comparing the six months ended June 30, 2006 to the six months ended June 30, 2005 we expect to continue to burn cash for several more quarters until such time as our revenues from nets sales generate aggregate gross profits from net sales are sufficient to cover our corporate overhead, including ongoing product maintenance and costs of financing.
          The net cash used in operations during 2006 is a result of our net loss of $1,238,000 reduced by a net gain of $3,286,000 from non-cash revaluation of warrant derivatives offset by common stock issued for services, and warrant and option compensation charges, net of 69,000 in depreciation and allowance for doubtful account provisions and approximately $3,503,000 in net cash expended on working capital items. Cash expended on working capital items is primarily due to a $1,358,000 increase in accounts receivable and a $1,297,136 reduction in accounts payable. The increase in accounts receivable is a result of a significant increase sales of larger projects for custom products and services to customers who historically have longer collection cycles than smaller projects. The decrease in accounts payable is a result of us deferring payment and building payables balances while we were seeking lenders and negotiating terms and the secured debt financing closed in August 2006.
          Net cash used in operating activities for the six months ended June 30, 2005 of $2,771,000 is primarily attributable to the net loss of $9,255,000 offset by non-cash realized and unrealized losses on investments and available for sale securities of $1,720,000, $5,637,000 non-cash revaluation of warrant derivatives, common stock issued for services and warrant compensation charges , generally relating to services, bonuses and interest and $24,000 in depreciation and amortization charges offset by $897,000 in net cash provided by working capital items. The unrealized loss on the investment in is the result of our determination that our investment in the Langley Shares were permanently impaired as determined in SFAS 115. Cash provided by working capital items was primarily the result of cash collections from customers resulting in a net decrease in accounts receivable of $880,000.
          Net cash used in investing activities for the six months ended June 30, 2006 was $119,000. Net cash used in investing activities is primarily attributable to the purchase of equipment for $67,000 and $52,000 net increase in amounts due to affiliates.
          Net cash provided by investing activities for the six months ended June 30, 2005 was $219,000. Net cash provided by investing activities is primarily attributable to sale of Langley Shares resulting in net proceeds of $209,000.
          Net cash used in financing activities for the six months ended June 30, 2006 totaled $261,000. Net cash used by investing activities is primarily attributable to dividends of $239,000 and $14,000 on the Series A Preferred Stock and iPublishing preferred stocks, respectively.
          Net cash provided by financing activities for the six months ended June 30, 2005 totaled $2,620,000. Net cash provided by investing activities is primarily attributable to the receipt $2,712,000 in net proceeds from the issuance of our Series A Preferred Stock, $1,135,000 in net proceeds from the issuance of our common stock through the exercise of warrants, offset by principal repayments on bridge notes payable of $1,000,000 and bridge notes payable to related parties of $130,000.
          We have generated significant losses since inception and during the six months ended June 30, 2006 the Company incurred a net loss of $1,238,000, had negative working capital of $5,487,000 and an accumulated deficit of $27,979,000 as of June 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2005 the independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
          As of June 30, 2006 our cash balance is approximately $67,000 and we have receivables in the amount of approximately $428,000. On August 7, 2006, the Company issued a series of secured promissory notes to certain investors, for an aggregate principal amount of $3,650,000, Based on the infusion of the cash from the notes, our historical cash burn rate and considering current revenues being generated from sales we believe the Company has adequate cash or cash equivalents to fund operations for the next six months. Although there can be no assurance, we believe that investments being made in sales and marketing commencing during the fourth quarter of 2005 and the first quarter of 2006 will result in a significant increase in revenues during the second half of 2006.
          During January 2006 we secured a $2.5 million factoring line of credit. Under the terms of the agreement we may sell conforming accounts receivable balances to the lender in return for 70% of the face value of the receivable. The lender will “hold back” 29% and retain 1% as a discount. The discount is subject to increases depending on when the factor receives payment on the receivable. In addition the borrowed amounts are charged interest at prime plus 1%. We anticipated utilizing the line to fund upfront costs of expected future contracts. The line expired without the Company making any borrowings from inception during June 2006 and the Company presently has no additional open lines of credit.
          On August 7, 2006, we issued a series of promissory notes to certain investors, for an aggregate principal amount of $3,650,000, with each note bearing interest at the rate of 14% per annum (collectively, the “Notes”). Unless demanded earlier, the Notes are due and payable on December 31, 2006.
          The Company and its subsidiaries and the Note Holders also entered into a Security Agreement pursuant to which both the Company and its subsidiaries pledged all of their assets in order to secure timely repayment of the Notes.
          In addition, the 3 principal Founders of the Company entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the Note Holders, pursuant to which the Founders pledged all of their shares of the Company’s common stock, and any distributions or proceeds generated therefrom, as security for the timely repayment of the Notes.
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

Off-Balance Sheet Arrangements
          At June 30, 2006 and June 30, 2005, we did not have any relationships with uncombined entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
          Financial Reporting Release No. 60, which was issued by the Commission, requires all companies to include a discussion of critical accounting policies or methods used in preparation of financial statements. The following is a brief discussion of our most critical accounting policies, including those methods affected by our more complex judgments and estimates.
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
          In accordance with EITF Issue 99-19 we record sales net of outside advertising agency fees and sales in partnership with advertising agencies are recorded gross. It is our policy to review and account for each contract separately when an outside advertising is involved.
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
          During January 2006, the Board of directors approved a formal employee stock compensation program. The plan will allow the Board to grant up to 10,000,000 options to purchase the Company’s common stock. The plan is in the process of being drafted and reviewed for final adoption by the Board of Directors. Once the plan is finalized the options committed via deal memorandums with the President of Newspaper Syndication and the Chief Financial Officer will be completed. Options and warrants issued under the stock compensation plan are required to have approval by at least 2 independent board members. As of this writing management is actively pursuing its business plan which contemplates amongst other things the attainment of a majority of independent board members. In addition it is intended for the plan to be approved by a vote of the holders of the Company’s Common stock within 12 months.
          During June 2006, certain highly compensated employees and consultants were asked to defer part of their compensation in order to preserve cash for operations until the $3.65 million secured debt financing could be completed. At the time it was uncertain if financing could be obtained, as such, the employees’ and consultants’ deferred compensation was at risk. In an effort to entice the participants to continue to perform their critical duties on behalf of the Company the Board of Directors approved and the employees and consultants were granted 1,109,712 options valued as $90,475, subject to the above noted requirements of the stock compensation program. It is the Company’s intention to have these options issued under the aforementioned plan. If the plan cannot be approved in a timely manner, management is obligated to negotiate with the employees and consultants in good faith to provide an equivalent amount of compensation. Although the options were granted subject to the above noted restrictions management has opted to record the transactions as if the plan was formally approved. The options are fully vested and exercisable upon issuance.
          During the three months and six months ended June 30, 2006 we recorded stock compensation expense related to options issued to employees and full-time consultants under the plan totaling $173,028 and $296,801, respectively.
Liquidated damages – registration rights
          The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) has issued Summary No. 1 relating to issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”. Issue No. 05-4 has not been adopted, considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.
          The Company considers the liquidated damages provision in our various security instruments to be combined with our registration rights and conversion derivatives, and we do not account for the provision as a separate liability. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.
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

ITEM 3. CONTROLS AND PROCEDURES
          (a) Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Exchange Act. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective. Early in 2005 the Company’s independent auditors made management aware of possible deficiencies in its disclosure controls and procedures that alone, and in the aggregate, constituted a “material weakness,” which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Such deficiencies included a general lack of adequate procedures for recording, processing and summarizing financial information on a timely basis. The Company’s management determined that the deficiencies in its systems were primarily due to a lack of expertise with respect to public company reporting standards by the executive officers. The Company developed and has begun to implement a plan to ensure that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures within the time periods specified in the Exchange Act. In addition, we have since hired a Chief Financial Officer with prior public company experience and are presently reallocating responsibilities among various personnel and recruiting qualified personnel and consultants to remediate any weaknesses.
          (b) Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On March 21, 2006 the Company issued a total of 160,993 shares of common stock to 56 holders of our Series A Preferred Stock for payment of fourth quarter 2005 preferred dividends. The transactions were valued at $58,186.
          On January 23, 2006 we issued 100,000 common shares to D. Paul Cohen for financial consulting services. The transaction was valued at $38,000
          On January 23, 2006 we issued 50,000 common shares to Gary Huber for consulting services. The transaction was valued at $19,000
          On January 23, 2006 we issued 50,000 common shares to Rick Ladendorf for consulting services. The transaction was valued at $19,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS

No.	Description

2.1	Agreement and Plan of Merger dated August 18, 2003.(5)

3.1	Articles of Incorporation.(4)

3.2	By-laws.(4)

3.3	Certificate of Designation of Series A 6% Convertible Preferred Stock. (4)

3.4	Certificate of Designation of Series B 6% Convertible Preferred Stock. (3)

10.1	Form of Securities Purchase Agreement dated September 1, 2004, with MicroCapital Funds. (1)

10.2	Form of Convertible Bridge Note dated September 1, 2004, with MicroCapital Funds. (4)

10.3	Form of Warrant dated September 1, 2004, with MicroCapital Funds. (4)

10.4	Form of Registration Rights Agreement dated September 1, 2004, with MicroCapital Funds. (4)

10.5	Form of Purchase Agreement, dated as of May 23, 2005, between iMedia International, Inc., and the Purchaser of Series A 6% Convertible Preferred Stock. (4)

10.6	Registration Rights Agreement dated as of May 23, 2005, between iMedia International, Inc., and the Purchasers of Series A 6% Convertible Preferred Stock. (4)

10.7	Form of Long-Term Warrant issued to the Purchasers of Series A 6% Convertible Preferred Stock. (2)

10.8	Form of Short Term Warrant issued to Crestview Capital Master Fund, LLC. (2)

10.9	Form of Purchase Agreement, dated as of August 22, 2005, between iMedia International, Inc., and the Purchaser of Series B 6% Convertible Preferred Stock. (4)

10.10	Registration Rights Agreement dated as of August 22, 2005, between iMedia International, Inc., and the Purchasers of Series B 6% Convertible Preferred Stock. (4)

10.11	Form of Warrant issued to holders of Series B 6% Convertible Preferred Stock. (3)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

No.	Description
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed with the Commission on November 19, 2004, and incorporated herein by this reference.

(2)	Prevously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005, and incorporated herein by this reference.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005, and incorporated herein by this reference.

(4)	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Commission on April 19, 2006, and incorporated herein by this reference.

(5)	Previously filed as an exhibit to our Registration Statement on Form SB-2, filed with the Commission on May 4, 2006, and incorporated herein by this reference.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 18, 2006

iMedia International, Inc.
By:	/S/ DAVID G. MACEACHERN
David G. MacEachern
Chief Executive Officer (Principal Executive Officer)

By:	/S/ ANTHONY J. FIDALEO
Anthony J. Fidaleo
Chief Financial Officer (Principal Financial and Accounting Officer)